Form 10QSB
period 1996-03-31
MOTORVAC TECHNOLOGIES INC
filed 1996-06-06
CIK 915846

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

         [_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                                 EXCHANGE ACT

  For the transition period from ____________________ to ____________________

                       Commission file number: 000-28112

                          MOTORVAC TECHNOLOGIES, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

STATE OF DELAWARE                                         33-0522018
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

                              1431 S. VILLAGE WAY
                          SANTA ANA, CALIFORNIA  92705
                    (Address of Principal Executive Offices)

                                 (714) 558-4822
                (Issuer's Telephone Number, Including Area Code)

                                      N/A
- - --------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes        No    X
          -----      -----

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                    Date                        Outstanding

Common Stock, $.01 par value        May  31, 1996                     4,404,918

Transitional Small Business Disclosure Format (check one);
Yes        No   X
    -----     -----

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                          MOTORVAC TECHNOLOGIES, INC
                          CONSOLIDATED BALANCE SHEET


                                                                                                                     Pro forma debt
                                                                                                                   and stockholders'
                                                                                                                         equity
                                                                                    DECEMBER 31,      MARCH 31,        MARCH 31,
                                                                                        1995            1996              1996
                                                                                    ------------   -------------   ----------------
                                 ASSETS
                                 ------
CURRENT ASSETS
  Cash                                                                               $     5,008     $     3,028
  Accounts receivable, net of allowance for doubtful accounts of $186,599
    (December 31,1995) and $43,394 (March 31, 1996)                                      773,329     $ 1,281,955
  Inventories, net                                                                     1,109,250       1,214,364
  Other Current Assets                                                                   166,778         417,877

                                                                                     -----------     -----------
      Total Current Assets                                                             2,054,365       2,917,224

PROPERTY AND EQUIPMENT, net                                                              288,527         276,863

INTANGIBLE ASSETS, (net of accumulated amortization of $152,095
  (December 31, 1995) and $243,317 (March 31, 1996)                                    1,672,348       1,581,126

OTHER ASSETS                                                                              25,000          25,000
                                                                                     -----------     -----------
                                                                                     $ 4,040,240     $ 4,800,213
                                                                                     ===========     ===========


LIABILITIES AND STOCKHOLDERS (DEFICIENCY) EQUITY

CURRENT LIABILITIES
  Accounts payable and other accrued liabilities                                     $ 1,364,490     $ 1,520,059
  Accrued interest-related parties                                                       649,901         795,804
  Amounts payable to licensor                                                            219,250         195,194

                                                                                     -----------     -----------
      Total current liabilities                                                        2,233,641       2,511,057

AMOUNTS PAYABLE TO LICENSOR                                                              219,295         219,295
NOTES PAYABLE TO RELATED PARTIES                                                       5,273,872       6,053,872        1,643,572
COMMITMENTS AND OTHER CONTINGENCIES


STOCKHOLDERS' (DEFICIENCY) EQUITY
  Cumulative Series A preferred stock ($.01 par); 95,295 shares
    authorized and outstanding. (liquidation preference $4,764,750)                          953             953                0
  Cumulative Series B preferred stock ($.01 par); 55,000 shares authorized 54,300 shares outstanding,
      (liquidation preference $2,715,000)                                                    543             543                0
  Common Stock, $.01 par value; 10,000,000 shares authorized;
    948,000 shares issued and outstanding                                                  9,480           9,480           44,049
  Additional paid in capital                                                           6,995,448       6,995,448       16,046,833
  Accumulated deficit                                                                (10,692,992)    (10,990,435)     (10,990,435)


                                                                                     -----------     -----------      -----------
      Total Shareholders'  (deficiency) equity                                        (3,686,568)     (3,984,011)       5,100,447

                                                                                     -----------     -----------      -----------
                                                                                     $ 4,040,240     $ 4,800,213        9,474,371
                                                                                     ===========     ===========      ===========

                          MOTORVAC TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                           Three Months Ended
                                                        -----------  -----------
                                                         MARCH 31     MARCH 31
                                                           1996         1995
                                                        -----------  -----------
NET SALES                                                1,347,529    1,033,880
COST OF SALES                                              537,751      595,136
                                                        -----------  -----------

GROSS PROFIT                                               809,778      438,744
OPERATION EXPENSES
    Selling, General and Administrative Expenses           947,224    1,152,144
    Research and Development Expenses                       14,132      136,369
                                                        -----------  -----------
                                                           961,356    1,288,513
                                                        -----------  -----------

LOSS FROM OPERATIONS                                      (151,578)    (849,769)
INTEREST EXPENSE-RELATED PARTIES                           145,865      112,308

                                                        -----------  -----------
LOSS BEFORE PROVISION FOR INCOME TAXES                    (297,443)    (962,077)
PROVISION FOR INCOME TAXES                                       0            0
                                                        -----------  -----------

NET LOSS                                                  (297,443)    (962,077)
                                                        ===========  ===========


SUPPLEMENTAL DATA (NOTE 3)
    Historical Loss                                       (297,443)
    Proforma reduction in interest expense                 145,865
                                                        -----------
PRO FORMA NET LOSS                                        (151,578)
                                                        ===========

NET LOSS PER  COMMON SHARE                                   (0.03)
                                                        ===========

COMMON AND COMMON EQUIVALENT SHARES                      4,438,523
                                                        ===========

                          MOTORVAC TECHNOLOGIES, INC
                      CONSOLIDATED STATEMENT OF CASH FLOW

                                                                       Three Months Ended
                                                                    -----------     ----------
                                                                     MARCH 31        MARCH 31
                                                                       1996           1995
                                                                    ----------      ----------
CASH FLOW FROM OPERATION ACTIVITIES:
Net Loss                                                              (297,443)      (962,077)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                        115,197         45,719

  Net change in operation assets and liabilities:
    Accounts receivable                                               (508,626)       212,285
    Inventories                                                       (105,114)        36,093
    Other current assets, intangibles and other assets                (251,099)      (102,890)
    Accounts payable and other current liabilities                     277,416       (169,222)
                                                                      --------       --------

  net cash used in operating activities                               (769,669)      (940,092)
                                                                      --------       --------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of equipment                                                (12,311)       (10,671)

CASH FLOW FROM FINANCING ACTIVITIES
  proceeds from issuance of notes payable to related parties           780,000        740,264
  (Increase) decrease in receivable from licensor                            0        167,332
                                                                      --------       --------
    net cash provided by financing activities                          780,000        907,596

NET INCREASE (DECREASE) IN CASH                                         (1,980)       (43,167)

CASH, Beginning of period                                                5,008         60,363

                                                                      --------       --------
CASH, End of period                                                      3,028         17,196
                                                                      ========       ========


SUPPLEMENTAL DISCLOSURES OF  CASH FLOW
  INFORMATION


      Interest paid                                                          0              0
                                                                      ========       ========

      Income taxes paid                                                      0              0
                                                                      ========       ========

                          MOTORVAC TECHNOLOGIES, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   Basis of Presentation:
     ----------------------

     The information set forth in these financial statements as of March 31, 1996 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MotorVac Technologies, Inc. (the "Company" or "MTI") for the period indicated. Results of operations for the interim period ended March 31, 1996 are not necessarily indicative of the results of operations for the full fiscal year.

     Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the current fiscal year's presentation.

     Certain information normally included in footnote disclosures to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.


2.   Initial Public Offering
     -----------------------

     On May 1, 1996, the Company completed an initial public offering of 1,100,000 shares of its common stock at $5.375 per share, netting proceeds to the Company, after underwriter's discounts and expenses, of approximately $5,143,875. Proceeds to the Company were used to repay approximately $836,000 of accrued interest and approximately $124,000 of offering expense reimbursement to the Company's major shareholder. The remaining proceeds are anticipated to be used to expand the Company's advertising and marketing efforts, acquire related products or product lines, and for working capital and are anticipated to remove any dependency on Erin Mills International Investment Corporation for further funding in the foreseeable future.


3.   Pro Forma Data
     --------------

     Pro Forma Net Loss

     Pro forma net loss represents the results of operations adjusted to reflect the impact of the elimination of interest expense related to the $4,410,300 in debt due Erin Mills International Investment Corporation ("EMIIC"), a related party, and The WH & NC Eighteen Corporation ("WH & NC"), an affiliate of EMIIC, which was exchanged for common stock immediately prior to the consummation of the initial public offering.

     Pro Forma Net Loss Per Share

     Historical net income per common share is not presented because it is not indicative of the ongoing entity. Pro forma net loss per share has been computed by dividing pro forma net loss by the weighted average number of shares of common stock outstanding during the period.


4.   Litigation
     ----------

     Litigation

     As of March 31, 1996, the Company is involved in various lawsuits, claims and inquiries arising from transactions entered into in the ordinary course of business. While the Company's future liability with respect to these matters cannot be predicted with certainty, it is the opinion of the management, after consultation with outside counsel, that any liability from lawsuits or claims known to the Company, whether asserted or unasserted would not have a material adverse effect on the financial position or operations of the Company.

     Pro Forma Stockholders Equity Information

     Pro forma debt and stockholders equity as of March 31, 1996 has been presented to reflect (i) the sale by the Company of 1,100,000 shares of common stock at the initial public offering price of $5.375 per share, and the application of the net proceeds of approximately $5,143,875 generated therefrom, (ii) the conversion of all the issued and outstanding shares of Series B Preferred Stock (including all accrued dividends thereon) into 570,150 shares of common stock, (iii) the exchange by EMIIC of approximately $4,410,000 principal amount of indebtedness for 820,521 shares of common stock at the per share initial public offering price, and
     (iv) the conversion of 95,295 shares of issued and outstanding Series A Preferred Stock (including all accrued dividends thereon) held by EMIIC and an individual into 966,247 shares of common stock based on the $50.00 per share liquidation preference of such shares of Series A Preferred Stock at the initial public offering price.

                          MOTORVAC TECHNOLOGIES, INC.
                          ---------------------------



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

          MotorVac Technologies, Inc. (the "Company") designs, develops, assembles, markets and sells the MotorVac CarbonClean System for the diagnosis, maintenance and repair of internal combustion engine fuel systems primarily for the automotive after-market repair and service industry. The Company markets and sells its fuel system cleaning machines and detergents through various distribution channels, both in the United States and Canada ("Domestic") under the trade name MotorVac, and outside the United States and Canada ("International") under the trade name CarbonClean.

          The following discussion and analysis addresses the results of the Company's operations for the three months ended March 31, 1996, as compared to the Company's results of operations for the three months ended March 31, 1995. On May 1, 1996, the Company consummated an initial public offering (the "IPO") of 1,100,000 shares of its common stock, resulting in gross proceeds (net of discounts and commissions) of approximately $5,912,500. Since the closing of the IPO was after the period covered in this report, the Company's results and the following discussion do not reflect the IPO unless noted otherwise.

          This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may experience significant fluctuations in future operating results due to a number of factors, including, among other things, the size and timing of customer orders, new or increased competition, delays in new product enhancements and new product introductions, quality control difficulties, changes in market demand, market acceptance of new products, product returns, seasonality in product purchases by distributors and end users, and pricing trends in the automotive after-market industry in general, and in the specific markets in which the Company is active. Any of these factors could cause operating results to vary significantly from prior periods. Significant variability in orders during any period may have a material adverse impact on the Company's cash flow or work flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

          Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately, and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1996 and 1995

          Net Sales.  Net sales for the three months ended March 31, 1996
          ----------
increased $313,649 (approximately 30.3%) to $1,347,529 from $1,033,880 for the three months ended March 31, 1995. The primary reason for this increase was a large order from Asia which was shipped in March.

          For the three months ended March 31, 1996, Domestic sales were $386,784 and International sales were $960,745. For the three months ended March 31, 1995, Domestic and International sales were $370,523 and $663,357 respectively.

          The Company had no material backlog at either March 31, 1996 or March 31, 1995.

          Gross Profit.   Gross profit for the three months ended March 31, 1996
          -------------
increased by $371,034 (approximately 91.4%) to $809,778 from $438,744 for the three months ended March 31, 1995. The first quarter gross margin changed due to a shift in product mix from engine cleaning systems sales to detergent sales, which generally has a higher gross margin.

          Operating Expenses.   Selling, general and administrative expenses
          -------------------
for the three months ended March 31, 1996 decreased by $240,920 (approximately 20.9%) to $947,224 from $1,152,144 for the three months ended March 31, 1995. This decrease reflects reductions in various expenses, including royalties, commissions, advertising, marketing and administrative expenses due to the effect of management expense control initiatives and the purchase of certain intellectual property rights from Enviromotive, Inc. ("EMI").

          Research and development expenses for the three months ended March 31, 1996 decreased by $122,237 (approximately 91.7%) to $14,132 from $136,369 for the three months ended March 31, 1995. These savings reflect the fact that the Company was developing a number of products last year, now substantially completed.

          Loss From Operations.   As a result of all of the above, the loss from
          ---------------------
operations for the three months ended March 31, 1996 improved by $698,191 (approximately 82.1%) to a loss of $151,578 from a loss of $849,769 for the three months ended March 31, 1995.

          Interest.   Interest expense for the three months ended March 31, 1996
          ---------
increased by $33,557 (approximately 29.9%) to $145,865 from $112,308 for the three months ended March 31, 1995. The increase in interest expense is primarily due to the increase in borrowings from Erin Mills International Investment Corporation ("EMIIC") and an affiliate. At March 31, 1996, the Company had notes payable to EMIIC and an affiliate of EMIIC of $6,053,872 versus $3,603,872 at March 31, 1995. As of May 1, 1996, $4,410,300 of these notes payable were exchanged for common stock.

          Net Loss.   The net loss for the three months ended March 31, 1996
          ---------
improved by $664,634 (approximately 69.1%) to $297,443 from a net loss of $962,077 for the three months ended March 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1996, the Company had working capital of $380,111. At December 31, 1995, the Company had a working capital deficit of $179,276.

For the Three Months Ended March 31, 1996
- - -----------------------------------------

          Cash at January 1, 1996 was $5,008. Cash used in operating activities during the three months ended March 31, 1996, which includes current assets and current liabilities, was $768,699. Cash used in investing activities during this period was $13,281, which primarily represented the purchase of computer equipment. Cash flow from financing activities was $780,000 which consisted of proceeds from the issuance of notes payable to EMIIC and related parties. The net decrease in cash for the three months ended March 31, 1996 was $1,980, resulting in ending cash of $3,028.

For the Three Months Ended March 31, 1995
- - -----------------------------------------

          Cash at January 1, 1995 was $60,363. Cash used in operating activities during the three months ended March 31, 1995 was $940,092. Cash used in investing activities was $10,671 which primarily represented the purchase of fixed assets. Cash received from financing activities was $907,596. Of this amount, $740,264 represents proceeds from the issuance of notes to EMIIC and an affiliate, and $167,332 represents a decrease in receivable from EMI.

BALANCE SHEET AND PRO FORMA DEBT AND STOCKHOLDERS EQUITY

          As stated above, the Company consummated its IPO on May 1, 1996. This transaction is reflected in the pro forma debt and equity balance sheet reflecting (i) the sale by the Company of 1,100,000 shares of common stock at the initial public offering price of $5.375 per share, and the application of the net proceeds of approximately $5,143,875 generated therefrom, (ii) the conversion of all the issued and outstanding shares of Series B Preferred Stock (including all accrued dividends thereon) into 570,150 shares of common stock,
(iii) the exchange by EMIIC of approximately $4,410,000 principal amount of indebtedness for 820,521 shares of common stock at the per share initial public offering price, and (iv) the conversion of 95,105 and 190 shares of issued and outstanding Series A Preferred Stock (including all accrued dividends thereon) held by EMIIC and an individual respectively into 964,321 and 1,926 shares of common stock, respectively, based on the $50.00 per share liquidation preference of such shares of Series A Preferred Stock at the initial public offering price. The proceeds of the IPO are anticipated to be sufficient to remove the Company's dependency on EMIIC for further funding in the foreseeable future.


PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          On May 24, 1996, the Company was served with a complaint by its former Australian distributor in a matter entitled DeCarbon Australia Pty. Ltd. v.
                                            -------------------------------
MotorVac Technologies, Inc. (Case No. 764248) in the Superior Court of the State
- - ---------------------------
of California, County of Orange. The complaint is for damages which are alleged to be in excess of $50,000,000 on a variety of claims, including alleged breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation, fraud, negligent misrepresentation, intentional and negligent interference with contractual relations, intentional and negligent interference with prospective economic advantage, unfair business practices, unfair competition and other matters. In addition, the complaint seeks declaratory relief and imposition of a constructive trust. The plaintiff in that matter has also requested punitive damages, interest, attorneys' fees and costs of suit. The Company is still in the process of reviewing the allegations in the complaint; however, the Company intends to defend this matter vigorously. The foregoing matter arises out of the Company's termination of its distributor relationship with the Company's former Australian distributor in March 1996 on account of the breach by such former distributor of its obligations under its distribution contract and is alleged by the former distributor to also arise out of matters related to the entering into of the distribution agreement.

          Reference is hereby made to the discussion under the heading "Legal Proceedings" contained on page 38 of the Company's Prospectus dated April 25, 1996 with regard to the action filed by the Company in the United States District Court of the Northern District of Ohio, Eastern Division, against Richard R. Green, individually and doing business as P&R Equipment Company, Gregory M. Phillips, C.S.P. International, Inc. and certain other defendants, and the counterclaim filed by certain of the defendants in connection with such proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Effective February 26, 1996, a majority of the stockholders of the Company adopted, by written consent, an Amendment and Restatement of the Certificate of Incorporation and Bylaws of the Company and approved a 1996 Stock Incentive Award Plan and a 1996 Directors Stock Plan. The foregoing action by written consent was effected prior to the consummation of the Company's IPO on May 1, 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) 3.1 Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit No. 3.1 to the Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (the "SEC") on February 29, 1996 (the "Form SB-2"). 3.2 Third Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit No. 3.2 to the Form SB-2).

          3.3 Amendment to the Third Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit No. 3.3 to Amendment No. 1 to the Form SB-2 filed with the SEC on March 29, 1996) (the "Amendment No. 1 to Form SB-2").

          4.1 Form of Underwriter's Warrant Agreement by and between the Registrant and Meridian Capital Group, Inc. (incorporated by reference to Exhibit No. 4.1 to Amendment No. 2 to Form SB-2 filed with the SEC on April 25,
1996) (the "Amendment No. 2 to Form SB-2").

          4.2 Form of certificate evidencing shares of Registrant's common stock (incorporated by reference to Exhibit No. 4.2 to Amendment No. 1 to Form SB-2).

         10.1 Letter Agreement dated February 12, 1996 between the Registrant and Enviromotive, Inc. and International Turbo Center, Inc. (incorporated by reference to Exhibit 10.26 to Form SB-2).

         10.2 1996 Stock Incentive Award Plan of Registrant (incorporated by reference to Exhibit 10.33 to Form SB-2).

         10.3 Form of 1996 Director Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.34 to Form SB-2).

         10.4 Form of 1996 Employee Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.35 to Form SB-2).

         10.5 1996 Director Stock Plan of Registrant (incorporated by reference to Exhibit 10.36 to Form SB-2).

         10.6 Amended and Restated Employment Agreement dated March 21, 1996 between the Registrant and Allan T. Maguire (incorporated by reference to Exhibit 10.50 to Amendment No. 1 to Form SB-2).

         10.7 Amendment to Stockholders Voting Agreement dated March 8, 1996 by and among the Registrant, Erin Mills International Investment Corporation, George H. David and Robert G. Reese (incorporated by reference to Exhibit 10.52 to Amendment No. 1 to Form SB-2).

         10.8 Purchase Agreement dated February 22, 1996 but made effective as of December 31, 1995 by and among the Registrant, International Turbo Center, Inc. and Enviromotive, Inc. (incorporated by reference to Exhibit 10.53 to Amendment No. 1 to Form SB-2).

         10.9 MotorVac Technologies, Inc. Cash Bonus Plan (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Form SB-2).

         10.10 Letter Agreement dated April 5, 1996 between the Registrant and Shrader Packaging Co., Inc. amending the Exclusive Supply Agreement and granting a right of first refusal to the Registrant (incorporated by reference to Exhibit
10.55 to Amendment No. 2 to Form SB-2).

         10.11 Products Distribution Agreement dated May 1, 1996 by and between the Registrant and Sun Electric De Mexico, S.A. De C.V., covering the territory of Mexico.

         11.1  Statement of Calculation of Pro Forma Net Loss Per Share.

         27.1 Financial Data Schedule in accordance with Article 5 of Regulation SX.

                          MOTORVAC TECHNOLOGIES, INC.
                          --------------------------

                                 EXHIBIT INDEX
                                 -------------

   3.1 Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit No. 3.1 to the Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (the "SEC") on February 29, 1996 (the "Form SB-2").

   3.2 Third Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit No. 3.2 to the Form SB-2).

   3.3 Amendment to the Third Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit No. 3.3 to Amendment No. 1 to the Form SB-2 filed with the SEC on March 29, 1996) (the "Amendment No. 1 to Form SB-2").

   4.1 Form of Underwriter's Warrant Agreement by and between the Registrant and Meridian Capital Group, Inc. (incorporated by reference to Exhibit No. 4.1 to Amendment No. 2 to Form SB-2 filed with the SEC on April 25, 1996) (the "Amendment No. 2 to Form SB-2").

   4.2 Form of certificate evidencing shares of Registrant's common stock (incorporated by reference to Exhibit No. 4.2 to Amendment No. 1 to Form SB-2).

   10.1 Letter Agreement dated February 12, 1996 between the Registrant the Enviromotive, Inc. and International Turbo Center, Inc. (incorporated by reference to Exhibit 10.26 to Form SB-2).

   10.2 1996 Stock Incentive Award Plan of Registrant (incorporated by reference to Exhibit 10.33 to Form SB-2).

   10.3 Form of 1996 Director Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.34 to Form SB-2).

   10.4 Form of 1996 Employee Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.35 to Form SB-2).

   10.5  1996 Director Stock Plan of Registrant (incorporated by reference to
Exhibit 10.36 to Form SB-2).

   10.6 Amended and Restated Employment Agreement dated March 21, 1996 between the Registrant and Allan T. Maguire (incorporated by reference to Exhibit 10.50 to Amendment No. 1 to Form SB-2).

   10.7 Amendment to Stockholders Voting Agreement dated March 8, 1996 by and among the Registrant, Erin Mills International Investment Corporation, George H. David and Robert G. Reese (incorporated by reference to Exhibit 10.52 to Amendment No. 1 to Form SB-2).

   10.8 Purchase Agreement dated February 22, 1996 but made effective as of December 31, 1995 by and among the Registrant, International Turbo Center, Inc. and Enviromotive, Inc. (incorporated by reference to Exhibit 10.53 to Amendment No. 1 to Form SB-2).

   10.9 MotorVac Technologies, Inc. Cash Bonus Plan (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Form SB-2).

   10.10 Letter Agreement dated April 5, 1996 between the Registrant and Shrader Packaging Co., Inc. amending the Exclusive Supply Agreement and granting a right of first refusal to the Registrant (incorporated by reference to Exhibit
10.55 to Amendment No. 2 to Form SB-2).

   10.11 Products Distribution Agreement dated May 1, 1996 by and between the Registrant and Sun Electric De Mexico, S.A. De C.V., covering the territory of Mexico.

   11.1   Statement of Calculation of Pro Forma Net Loss Per Share.

   27.1   Financial Data Schedule in accordance with Article 5 of Regulation SX.