Form 10QSB/A
period 1996-03-31
MOTORVAC TECHNOLOGIES INC
filed 1996-06-07
CIK 915846

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

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

                                      N/A
- --------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes        No    X
          -----      -----

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                    Date                        Outstanding

Common Stock, $.01 par value        May  31, 1996                     4,404,918

Transitional Small Business Disclosure Format (check one);
Yes        No   X
    -----     -----

                          MOTORVAC TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                           Three Months Ended
                                                        -----------  -----------
                                                         MARCH 31     MARCH 31
                                                           1996         1995
                                                        -----------  -----------
NET SALES                                                1,347,529    1,033,880
COST OF SALES                                              537,751      595,136
                                                        -----------  -----------

GROSS PROFIT                                               809,778      438,744
OPERATION EXPENSES
    Selling, General and Administrative Expenses           947,224    1,152,144
    Research and Development Expenses                       14,132      136,369
                                                        -----------  -----------
                                                           961,356    1,288,513
                                                        -----------  -----------

LOSS FROM OPERATIONS                                      (151,578)    (849,769)
INTEREST EXPENSE-RELATED PARTIES                           145,865      112,308

                                                        -----------  -----------
LOSS BEFORE PROVISION FOR INCOME TAXES                    (297,443)    (962,077)
PROVISION FOR INCOME TAXES                                       0            0
                                                        -----------  -----------

NET LOSS                                                  (297,443)    (962,077)
                                                        ===========  ===========


SUPPLEMENTAL DATA (NOTE 3)
    Historical Loss                                       (297,443)
    Proforma reduction in interest expense                 106,263
                                                        -----------
PRO FORMA NET LOSS                                        (191,180)
                                                        ===========

NET LOSS PER  COMMON SHARE                                   (0.04)
                                                        ===========

COMMON AND COMMON EQUIVALENT SHARES                      4,438,523
                                                        ===========