Form 10QSB
period 1996-06-30
MOTORVAC TECHNOLOGIES INC
filed 1996-08-06
CIK 915846

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

 [_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

       Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes   X     No
                  -----      -----

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                     Date              Outstanding

Common Stock, $.01 par value              June 30, 1996     4,514,918


Transitional Small Business Disclosure Format (check one);
Yes       No   X
    ----     ----

                          MOTORVAC TECHNOLOGIES, INC
                          CONSOLIDATED BALANCE SHEET

                                                                                        DECEMBER 31,         JUNE 30
                                                                                           1995                1996
                                                                                       -------------      -------------
                           ASSETS
                           ------

CURRENT ASSETS
Cash                                                                                   $      5,008        $  4,140,414
Accounts receivable, net of allowance for doubtful accounts of $186,599
  (December 31, 1995) and $61,903 (June 30, 1996)                                           773,329           1,023,706
Inventories, net                                                                          1,109,250           1,265,927
Other Current Assets                                                                        166,778             124,628
                                                                                       -------------      -------------
      Total Current Assets                                                                2,054,365           6,554,675

PROPERTY AND EQUIPMENT, net                                                                 288,527             266,636

INTANGIBLE ASSETS, (net of accumulated amortization of $152,095
  (December 31, 1995) and $334,538 (June 30, 1996)                                        1,672,348           1,489,904

OTHER ASSETS                                                                                 25,000              25,000
                                                                                       -------------      -------------
                                                                                       $  4,040,240        $  8,336,215
                                                                                       =============      =============


        LIABILITIES AND STOCKHOLDERS (DEFICIENCY) EQUITY
        ------------------------------------------------

CURRENT LIABILITIES
  Accounts payable and other accrued liabilities                                       $  1,364,490        $  1,237,062
  Accrued interest-related parties                                                          649,901              26,665
  Amounts payable to ex-licensor                                                            219,250             199,250

                                                                                       -------------      -------------
      Total current liabilities                                                           2,233,641           1,462,977

AMOUNTS PAYABLE TO EX-LICENSOR                                                              219,295             125,538
NOTES PAYABLE TO RELATED PARTIES                                                          5,273,872           1,420,000
COMMITMENTS AND OTHER CONTINGENCIES

STOCKHOLDERS' (DEFICIENCY) EQUITY
  Cumulative Series A preferred stock ($.01 par); 95,295 shares
    authorized and outstanding. (liquidation preference $4,764,750) at                          953                   0
    December 31, 1995, 0 outstanding at June 30, 1996
  Cumulative Series B preferred stock ($.01 par); 55,000 shares authorized 54,300 shares outstanding (liquidation preference
    $2,715,000)at December 31, 1995, 0 outstanding at June 30, 1996                             543                   0
  Common stock, $.01 par value; 10,000,000 shares authorized;
    948,000 shares issued and outstanding at December 31, 1995
    4,514,918 shares issued and outstanding at June 30, 1996                                  9,480              45,149
  Additional paid in capital                                                              6,995,448          16,527,629
  Accumulated deficit                                                                   (10,692,992)        (11,245,078)

                                                                                       -------------      -------------
      Total Shareholders' (deficiency) equity                                            (3,686,568)          5,327,700
                                                                                       -------------      -------------
                                                                                       $  4,040,240        $  8,336,215
                                                                                       =============      =============

                         MOTORVAC TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 --------------------------     -------------------------
                                                                   JUNE 30       JUNE 30         JUNE 30         JUNE 30
                                                                     1996          1995           1996            1995
                                                                 -----------    -----------     -----------    -----------
NET SALES                                                          1,823,311      1,009,915       3,170,840      2,043,795
COST OF SALES                                                      1,029,357        627,871       1,567,108      1,223,007
                                                                 -----------    -----------     -----------    -----------

GROSS PROFIT                                                         793,954        382,044       1,603,732        820,788
OPERATION EXPENSES
  Selling, General and Administrative Expenses                       981,993        794,723       1,929,217      1,946,867
  Research and Development Expenses                                   30,704         94,577          44,836        230,946
                                                                 -----------    -----------     -----------    -----------
                                                                   1,012,697        889,300       1,974,053      2,177,813
                                                                 -----------    -----------     -----------    -----------

LOSS FROM OPERATIONS                                                (218,743)      (507,256)       (370,321)    (1,357,025)
INTEREST EXPENSE-RELATED PARTIES                                      35,900        128,694         181,765        241,002

                                                                 -----------    -----------     -----------    -----------
LOSS BEFORE PROVISION FOR INCOME TAXES                              (254,643)      (635,949)       (552,086)    (1,598,026)
PROVISION FOR INCOME TAXES                                                 0              0               0              0
                                                                 -----------    -----------     -----------    -----------

NET LOSS                                                            (254,643)      (635,949)       (552,086)    (1,598,026)
                                                                 ===========    ===========     ===========    ===========

SUPPLEMENTAL DATA (NOTE 3)
  Historical Loss                                                   (254,643)                      (552,086)
  Proforma reduction in interest expense                              26,153                        132,416
                                                                 -----------                    -----------
PRO FORMA NET LOSS                                                  (228,490)                      (419,670)
                                                                 ===========                    ===========




PRO FORMA NET LOSS PER COMMON SHARE                                    (0.05)                         (0.09)
                                                                 ===========                    ===========

PRO FORMA WEIGHTED AVERAGE OUTSTANDING
COMMON AND COMMON EQUIVALENT SHARES                                4,439,540                      4,442,914
                                                                 ===========                    ===========

                          MOTORVAC TECHNOLOGIES, INC
                            STATEMENT OF CASH FLOW

                                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                           ------------------------      ------------------------
                                                                            JUNE 30        JUNE 30        JUNE 30       JUNE 30
                                                                             1996           1995            1996          1995
                                                                           ----------    ----------      ----------    ----------
CASH FLOW FROM OPERATION ACTIVITIES:
Net Loss                                                                     (254,643)     (635,949)       (552,086)   (1,598,026)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                               116,523        45,389         231,719       102,664
  Loss on disposal of long term assets                                              0             0               0             0
  Net change in operation assets and liabilities:
    Accounts receivable                                                       258,249       (56,564)       (250,377)      155,721
    Inventories                                                               (51,563)      (83,994)       (156,677)      (47,901)
    Other current assets, intangibles and other assets                        293,249        34,367          42,150       (79,315)
    Interest payable to related parties                                      (769,139)      128,743        (623,236)      254,514
    Accounts payable and other current liabilities                           (282,997)       (4,272)       (127,428)     (299,265)

                                                                           ----------    ----------      ----------    ----------
   net cash used in operating activities                                     (690,321)     (572,280)     (1,435,935)   (1,511,608)
                                                                           ----------    ----------      ----------    ----------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment                                                      (15,074)      (35,736)        (27,384)      (47,171)

CASH FLOW FROM FINANCING ACTIVITIES
   Net proceeds from issuance of 1,210,000 common stock                     5,156,054             0       5,156,054             0
   proceeds from issuance of notes payable to related parties                       0       806,199         680,000     1,546,463
   (Increase) decrease in receivable from licensor                                  0         1,215               0       168,547
   Payments to ex-licensor                                                    (89,701)            0        (113,757)            0
   Repayment of notes to related parties                                     (223,572)            0        (123,572)            0
                                                                           ----------    ----------      ----------    ----------
     net cash provided by financing activities                              4,842,781       807,414       5,598,725     1,715,010
                                                                           ----------    ----------      ----------    ----------
NET INCREASE (DECREASE) IN CASH                                             4,137,386       199,398       4,135,406       156,231

CASH, Beginning of period                                                       3,028        17,196           5,008        60,363

                                                                           ----------    ----------      ----------    ----------
CASH, End of period                                                         4,140,414       216,594       4,140,414       216,594
                                                                           ==========    ==========      ==========    ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

    Interest paid                                                             836,423             0         836,423             0
                                                                           ==========    ==========      ==========    ==========

    Income taxes paid                                                               0             0               0             0
                                                                           ==========    ==========      ==========    ==========


    Conversion of Preferred Series A Stock to Common Stock (net)            4,659,499             0       4,659,499             0
                                                                           ==========    ==========      ==========    ==========

    Conversion of Preferred Series B Stock to Common Stock (net)            2,170,425             0       2,170,425             0
                                                                           ==========    ==========      ==========    ==========

    Conversion of Notes Payable to related parties to Common Stock          4,410,300             0       4,410,300             0
                                                                           ==========    ==========      ==========    ==========

                                       4

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



     Notes to Unaudited Financial Statements:
     ----------------------------------------

1.   Basis of Presentation
     ---------------------

     The information set forth in these financial statements as of June 30, 1996 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MotorVac Technologies, Inc. (the "Company" or "MTI") for the period indicated. Results of operations for the interim period ended June 30, 1996 are not necessarily indicative of the results of operations for the full fiscal year.

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


2.   Initial Public Offering
     -----------------------

     On May 1, 1996, the Company completed an initial public offering of 1,100,000 shares of its common stock at $5.375 per share, netting proceeds to the Company, after underwriter's discounts and expenses, of approximately $5,143,875. On June 13, 1996, the Company completed the sale to the underwriter upon exercise of the underwriter's overallotment option of an additional 110,000 shares at $5.375 per share, netting to the Company, after underwriter's discounts and expenses, an additional amount of approximately $514,388. Proceeds to the Company were used to repay approximately $836,000 of accrued interest and approximately $124,000 of offering expense reimbursement to the Company's major shareholder. The remaining proceeds are anticipated to be used to expand the Company's advertising and marketing efforts, acquire related products or product lines, and for working capital.


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


4.   Inventories
     -----------

     Inventories, which include materials, supplies, labor and manufacturing overhead, are summarized as follows:


                                      December 31, 1995   June 30, 1996
                                      -----------------   -------------

          Materials and supplies           617,741            916,635

          Work in process                  100,750            100,751

          Finished product                 390,759            248,541
                                         ---------          ---------
                                         1,109,250          1,265,927
                                         =========          =========

                          MOTORVAC TECHNOLOGIES, INC.
                          ---------------------------



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The following discussion and analysis addresses the results of the Company's operations for the six months ended June 30, 1996, and for the three months ended June 30, 1996, as compared to the Company's results of operations for the six months ended June 30, 1995, and for the three months ended June 30, 1995. On May 1, 1996, the Company consummated an initial public offering (the "IPO") of 1,100,000 shares of its common stock, resulting in gross proceeds of approximately $5,912,500. On June 13, 1996, the Company completed the sale of an additional 110,000 shares of its Common Stock upon exercise of the underwriter's overallotment option (the "Overallotment"), resulting in gross proceeds to the Company of approximately $591,250.

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

RESULTS OF OPERATIONS

 Comparison of Three Months Ended June 30, 1996 and 1995

     Net Sales.   Net sales for the three months ended June 30, 1996 increased
     ----------
$813,396 (approximately 80.5%) to $1,823,311 from $1,009,915 for the three months ended June 30, 1995. This sales increase was due to increases in both Domestic and International sales, with Domestic sales up 92.3% and International sales up 52.5% over the same period last year. This was due to an increase in both machine and detergent sales to a major customer in the U.S., and an increase in machine and detergent sales to a number of customers in International.

     For the three months ended June 30, 1996, Domestic sales were $1,368,218
and International sales  were $455,093.   For the three months ended June 30,
1995, Domestic sales were $711,475, and International sales were $298,441.

     Gross Profit.   Gross profit for the three months ended June 30, 1996
     -------------
increased by $411,910 (108%) to $793,954 from $382,044 for the three months ended June 30, 1995. The primary reason for the increase is the increase in sales, but the Company also experienced a slightly higher margin, as a percent of sales from 37.8% of sales for the three months ended June 30, 1995, to 43.5% of sales for the three months ended June 30, 1996. This increase was primarily due to shift in product mix to detergent (which has a higher gross margin than machines) as a percent of total sales.

     Operating Expenses.  Operating expenses increased by $123,397
     -------------------
(approximately 13.9%) from $889,300 for the three months ended June 30, 1995, to $1,012,697 for the three months ended June 30, 1996. The increase was primarily attributable to increased legal expense and miscellaneous costs associated with being a public company.

     Loss From Operations.   As a result of  the above, the loss from operations
     ---------------------
for the three months ended June 30, 1996 of $218,743 improved by $288,513 (56.9%) from a loss of $507,256 for the three months ended June 30, 1995.

     Interest.   Interest (net) expense for the three months ended June 30, 1996
     ---------
of $35,900 improved by $92,794 (approximately 72.1%) from $128,694 for the three months ended June 30, 1995. This improvement was a result of the conversion of $4,410,300 of notes payable to EMIIC which were converted to Common Stock at the IPO price on April 25, 1996, and interest income the Company earned on the IPO proceeds.

     Net Loss.   The net loss for the three months ended June 30, 1996 of
     ---------
$254,643 improved by $381,306 (approximately 60.0%) from a net loss of $635,949 for the three months ended June 30, 1995.


Comparison of Six Months Ended June 30, 1996 and 1995

     Net Sales.   Net sales for the six months ended June 30, 1996 increased
     ----------
$1,127,045 (approximately 55.1%) to $3,170,840 from $2,043,795 for the six months ended June 30, 1995. This is due to an increase in both machine and detergent sales.

     Domestic sales for the six months ended June 30, 1996 were $1,762,585, and International sales for the same period were $1,408,255. For the six months ended June 30, 1995, Domestic sales were $1,070,868, and International sales were $972,928.

     Gross Profit.   Gross profit for the six months ended June 30, 1996
     -------------
increased $782,944 (approximately 95.4%) to $1,603,732 from $820,788 for the six months ended June 30, 1995. The primary reason for this increase was an increase in sales volume and a shift in sales mix to detergent (which has a higher gross margin than machines) as a percent of total sales.

     Operating Expenses.   Operating expenses for the six months ended June 30,
     -------------------
1996 of $1,974,053 decreased by $203,760 (approximately 9.4%) from $2,177,813 for the six months ended June 30, 1996. This decrease was due mostly to savings in R & D costs (because of the R & D cycle being mostly completed by 1996), and some savings in other expense groupings.

     Loss From Operations.   As a result of the above, the loss from operations
     ---------------------
for the six months ended June 30, 1996 improved by $986,704 (approximately 72.7%) to a loss of $370,321 from $1,357,025 for the six months ended June 30, 1995.

     Interest.   Interest (net) expense for the six months ended June 30, 1996
     ---------
improved by $59,237 (approximately 24.6%) to $181,765 from $241,002 for the six months ended June 30, 1995. The primary reason for the improvement was the conversion of $4,410,300 of EMIIC debt at the time of the IPO, and interest revenue earned on cash on hand for the six months ended June 30, 1996.

     Net Loss.   The net loss for the six months ended June 30, 1996 improved by
     ---------
$1,045,940 (65.5%) to $552,086 from a loss of $1,598,026 for the six months ended June 30, 1995.



LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company had working capital of $5,091,698. At December 31, 1995, the Company had a working capital deficit of $179,276.

For the Three Months Ended June 30, 1996
- ----------------------------------------

     Cash at April 1, 1996 was $17,196. Cash used in operating activities during the three months ended June 30, 1996, which includes current assets and current liabilities, was $690,321. Cash used in investing activities was $15,074, which represented the purchase of fixed assets. Cash flow from financing activities was $4,842,781 representing the net proceeds from the issuance of 1,210,000 common shares in the IPO and the Overallotment of $5,156,054, less repayment of notes payable to related parties of $223,572 and payments to ex-licensor of $89,701. The net increase in cash for the three months ended June 30, 1996 was $4,137,386, resulting in ending cash of $4,140,414.

For the Six Months Ended June 30, 1996
- --------------------------------------

     Cash at January 1, 1996 was $5,008. Cash used in operating activities for the six months ended June 30, 1996 was $1,435,935. Cash used in investing activities was $27,384, which represents the purchase of fixed assets. Cash from financing activities was $5,598,725 which consisted of $680,000 of proceeds from the issuance of notes payable to related parties, and $5,156,054 of net proceeds from the issuance of 1,210,000 of common stock at the IPO price of $5.375, less commissions, expenses and fees, and repayment of notes payable to related parties of $123,572 and payments to ex-licensor of $113,757. The net increase in cash for the six months ended June 30, 1996 was $4,135,406.



PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


     Reference is hereby made to the discussion under the heading "Item 1. Legal Proceedings" in the Company's Form 10-QSB for the quarter ended March 31, 1996 for information regarding the matter entitled DeCarbon Australia Pty. Ltd.
                                                   ----------------------------
v. MotorVac Technologies, Inc. (Case No. 764248). The Company is in the process
- ------------------------------
of vigorously defending the allegations in the complaint, and is currently reviewing taking actions against DeCarbon, including filing a cross-complaint. Written discovery in this matter has commenced and is continuing.

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

     10.1 Letter Agreement dated April 5, 1996 between the Registrant and Shrader Packaging Co., Inc. amending the Exclusive Supply Agreement and granting a right of first refusal to the Registrant (incorporated by reference to Exhibit
10.55 to Amendment No. 2 to Form SB-2).

     10.2 Products Distribution Agreement dated May 1, 1996 by and between the Registrant and Sun Electric De Mexico, S.A. De C.V., covering the territory of Mexico (incorporated by reference to Exhibit 10.11 to Registrant's Form 10-QSB for the quarter ended March 31, 1996).

     10.3 Products Distribution Agreement dated March 28, 1996, by and between the Registrant and Cameo (QLD) Pty. Ltd., covering the territory of Australia.

     11.1 Statement of Calculation of Pro Forma Net Loss Per Share and Net Loss Per Share.

     27.1 Financial Data Schedule in accordance with Article 5 of Regulation SX.

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1996.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MOTORVAC TECHNOLOGIES, INC.,
a Delaware corporation



By: /s/ LEE W. MELODY
    -----------------------------------------
    Lee W. Melody, President

Date:      August 5                  , 1996
       ------------------------------



By: /s/ ALLAN T. MAGUIRE
    -----------------------------------------
    Allan T. Maguire, Vice President of Finance,
    Chief Financial Officer, Treasurer and Secretary

Date:      August 5                  , 1996
       ------------------------------

                          MOTORVAC TECHNOLOGIES, INC.
                          ---------------------------


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

     10.1 Letter Agreement dated April 5, 1996 between the Registrant and Shrader Packaging Co., Inc. amending the Exclusive Supply Agreement and granting a right of first refusal to the Registrant (incorporated by reference to Exhibit
10.55 to Amendment No. 2 to Form SB-2).

     10.2 Products Distribution Agreement dated May 1, 1996 by and between the Registrant and Sun Electric De Mexico, S.A. De C.V., covering the territory of Mexico (incorporated by reference to Exhibit 10.11 to Registrant's Form 10-QSB for the quarter ended March 31, 1996).

     10.3 Products Distribution Agreement dated March 28, 1996, by and between the Registrant and Cameo (QLD) Pty. Ltd., covering the territory of Australia.

     11.1 Statement of Calculation of Pro Forma Net Loss Per Share.

     27.1 Financial Data Schedule in accordance with Article 5 of Regulation SX.