Form 10QSB
period 1996-09-30
MOTORVAC TECHNOLOGIES INC
filed 1996-11-01
CIK 915846

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                                      N/A
--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

  Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X   No
          -----    -----

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                       Date                    Outstanding

Common Stock, $.01 par value          September 30, 1996             4,514,918

Transitional Small Business Disclosure Format (check one);
Yes       No   X
    -----    -----

                          MOTORVAC TECHNOLOGIES, INC
                          CONSOLIDATED BALANCE SHEET


                                                                                        DECEMBER 31,    SEPTEMBER 30,
                                                                                            1995            1996
                                                                                         ----------       ----------

                                    ASSETS
                                    ------

    CURRENT ASSETS
      Cash and cash equivalents                                                              $5,008       $3,739,435
      Accounts receivable, net of allowance for doubtful accounts of $186,599
        (December 31,1995) and $55,070 (September 30, 1996)                                 773,329        1,254,571
      Inventories, net                                                                    1,109,250        1,279,730
      Other Current Assets                                                                  166,778          216,288
                                                                                         ----------       ----------
          Total Current Assets                                                            2,054,365        6,490,024

    PROPERTY AND EQUIPMENT, net                                                             288,527          249,371

    INTANGIBLE ASSETS, net of accumulated amortization of $152,095
        (December 31, 1995) and $425,761 (September 30, 1996)                             1,672,348        1,401,530

    OTHER ASSETS                                                                             25,000           25,000
                                                                                         ----------       ----------
                                                                                         $4,040,240       $8,165,925
                                                                                         ==========       ==========

                LIABILITIES AND STOCKHOLDERS (DEFICIENCY) EQUITY
                ------------------------------------------------

    CURRENT LIABILITIES
      Accounts payable and other accrued liabilities                                     $1,364,490       $1,246,812
      Accrued interest-related parties                                                      649,901           63,005
      Amounts payable to ex-licensor                                                        219,250          200,059
                                                                                         ----------       ----------
          Total current liabilities                                                       2,233,641        1,509,876

    AMOUNTS PAYABLE TO EX-LICENSOR                                                          219,295                0
    NOTES PAYABLE TO RELATED PARTIES                                                      5,273,872        1,420,000
    COMMITMENTS AND OTHER CONTINGENCIES


    STOCKHOLDERS' (DEFICIENCY) EQUITY
      Cumulative Series A preferred stock ($.01 par); 95,295 shares authorized; and
        95,295 and 0 shares outstanding as of December 31, 1995 and September 30,1996,
        respectively; (liquidation preference $4,764,750 at December 31, 1995)                  953                0
      Cumulative Series B preferred stock ($.01 par); 55,000 shares authorized; and
         54,300 and 0 shares outstanding as of December 31, 1995 and September 30, 1996,
        respectively; (liquidation preference $2,715,000 at December 31, 1995)                  543                0
      Common Stock, $.01 par value; 10,000,000 shares authorized;
        948,000 shares issued and outstanding at December 31, 1995
        4,514,918 shares issued and outstanding at September 30, 1996                         9,480           45,149
      Additional paid in capital                                                          6,995,448       16,501,762
      Accumulated deficit                                                               (10,692,992)     (11,310,862)

                                                                                         ----------       ----------
          Total Shareholders' (deficiency) equity                                        (3,686,568)       5,236,049
                                                                                         ----------       ----------
                                                                                         $4,040,240       $8,165,925
                                                                                         ==========       ==========

                          MOTORVAC TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    Three Months Ended          Nine Months Ended
                                                                 -----------------------     ------------------------

                                                                  Sept. 30     Sept. 30       Sept. 30     Sept. 30
                                                                    1996         1995           1996         1995
                                                                 ----------   ----------     ----------   ----------

   NET SALES                                                     $2,650,581   $1,483,804     $5,821,421   $3,527,599
   COST OF SALES                                                  1,546,676    1,004,243      3,113,784    2,227,250
                                                                 ----------   ----------     ----------   ----------

   GROSS PROFIT                                                   1,103,905      479,561      2,707,637    1,300,349
   OPERATION EXPENSES
              Selling, General and Administrative Expenses        1,167,833      914,473      3,097,050    2,861,331
              Research and Development Expenses                      18,387       67,670         63,223      298,616
                                                                 ----------   ----------     ----------   ----------
                                                                  1,186,220      982,143      3,160,273    3,159,947
                                                                 ----------   ----------     ----------   ----------

   LOSS FROM OPERATIONS                                             (82,315)    (502,582)      (452,636)  (1,859,598)
   INTEREST EXPENSE TO RELATED PARTIES/(INTEREST REVENUE)           (16,531)     144,794        165,234      385,796
                                                                 ----------   ----------     ----------   ----------
   LOSS BEFORE PROVISION FOR INCOME TAXES                           (65,784)    (647,376)      (617,870)  (2,245,393)
   PROVISION FOR INCOME TAXES                                             0            0              0            0
                                                                 ----------   ----------     ----------   ----------

   NET LOSS                                                        ($65,784)   ($647,376)     ($617,870)  ($2,245,393)
                                                                 ==========   ==========     ==========    ==========


   PROFORMA DATA (NOTE 3)
              Historical Loss                                      ($65,784)                  ($617,870)
              Proforma reduction in interest expense                      0                     132,416
                                                                 ----------                  ----------
   PRO FORMA NET LOSS                                              ($65,784)                  ($485,454)
                                                                 ==========                  ==========




   PROFORMA NET LOSS PER COMMON SHARE                            $     0.01                  $     0.11
                                                                 ==========                  ==========

   WEIGHTED AVERAGE OUTSTANDING
   COMMON AND COMMON EQUIVALENT SHARES                            4,527,907                   4,479,766
                                                                 ==========                  ==========


                          MOTORVAC TECHNOLOGIES, INC
                            STATEMENT OF CASH FLOW

                                                                     Three Months Ended              Nine Months Ended
                                                                  -------------------------       -------------------------
                                                                   Sept. 30        Sept. 30        Sept. 30       Sept. 30
                                                                     1996            1995            1996           1995
                                                                  ----------       --------       ----------     ----------
    CASH FLOW FROM OPERATION ACTIVITIES:
    Net Loss                                                        ($65,784)     ($647,366)       ($617,870)   ($2,245,393)
    Discounts earned for early payment to ex-licensor                (79,993)                        (79,993)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                  117,403         44,117          348,264        145,811
      Loss on disposal of long term assets                                 0              0                0              0
      Net change in operation assets and liabilities:
        Accounts receivable                                         (230,865)      (497,655)        (481,242)      (341,933)
        Inventories                                                  (13,803)       178,810         (170,480)       130,909
        Other current assets, intangibles and other assets           (94,508)        14,193          (52,358)       (65,122)
        Interest payable to related parties                           36,340        122,571         (586,896)       377,085
        Accounts payable and other current liabilities                 9,750         46,821         (117,678)      (252,444)
                                                                  ----------       --------       ----------     ----------
      net cash used in operating activities                         (321,460)      (738,509)      (1,758,253)    (2,251,087)
                                                                  ----------       --------       ----------     ----------

    CASH FLOW FROM INVESTING ACTIVITIES
      Purchase of equipment                                           (8,916)       (59,249)         (35,442)      (105,450)



    CASH FLOW FROM FINANCING ACTIVITIES
      Net proceeds from issuance of 1,210,000 common stock           (25,867)             0        5,130,187              0
      Proceeds from issuance of notes payable to related parties           0        533,801          680,000      2,080,264
      (Increase) decrease in receivable from licensor                      0         20,154                0        188,701
      Payments to ex-licensor                                        (44,736)             0         (158,493)             0
      Repayment of notes to related parties                                0              0         (123,572)             0
                                                                  ----------       --------       ----------     ----------
        net cash provided by financing activities                    (70,603)       553,955        5,528,122      2,268,965
                                                                  ----------       --------       ----------     ----------

    NET INCREASE (DECREASE) IN CASH                                 (400,979)      (243,803)       3,734,427        (87,572)

    CASH AND CASH EQUIVALENTS, Beginning of period                 4,140,414        216,594            5,008         60,363
                                                                  ----------       --------       ----------     ----------
    CASH AND CASH EQUIVALENTS, End of period                      $3,739,435       ($27,209)      $3,739,435       ($27,209)
                                                                  ==========       ========       ==========     ==========




    SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION

        Interest paid                                                      0              0          836,423              0
                                                                  ==========       ========       ==========     ==========

        Income taxes paid                                                  0              0                0              0
                                                                  ==========       ========       ==========     ==========

        Conversion of Preferred Series A Stock
           to Common Stock (net)                                                                   4,659,499
                                                                                                  ==========
        Conversion of Preferred Series B Stock
           to Common Stock (net)                                                                   2,170,425
                                                                                                  ==========
        Conversion of Notes Payable to related
           parties to Common Stock                                                                 4,410,300
                                                                                                  ==========
        Non Cash reduction in payable to ex-licensor                  79,993                          79,993
                                                                  ==========                      ==========

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



    Notes to Unaudited Consolidated Financial Statements:
    -----------------------------------------------------

1.  Basis of Presentation
    ---------------------

    The information set forth in these consolidated financial statements as of September 30, 1996 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MotorVac Technologies, Inc. (the "Company" or "MTI") for the period indicated. Results of operations for the interim period ended September 30, 1996 are not necessarily indicative of the results of operations for the full fiscal year.

    Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the current fiscal year's presentation been reclassified to conform to the current fiscal year's presentation.

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

    Pro Forma Net Loss Per Share

    Historical net income per common share is not presented for the periods prior to January 1, 1996 because it is not indicative of the ongoing entity. Pro forma net loss per share has been computed by dividing pro forma net loss by the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period.

    Both the number of shares and the net loss per share are actual, not pro forma, for the three months ended September 30, 1996.


4.  Inventories
    -----------

    Inventories, which include materials, supplies, labor and manufacturing overhead, are summarized as follows:



                            December 31, 1995   September 30, 1996
                            -----------------   ------------------

Materials and supplies            617,741              961,137

Work in process                   100,750              100,751

Finished product                  390,759              217,842
                                ---------            ---------
                                1,109,250            1,279,730
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

  The following discussion and analysis addresses the results of the Company's operations for the nine months ended September 30, 1996, and for the three months ended September 30, 1996, as compared to the Company's results of operations for the nine months ended September 30, 1995, and for the three months ended September 30, 1995. On May 1, 1996, the Company consummated an initial public offering (the "IPO") of 1,100,000 shares of its common stock, resulting in gross proceeds of approximately $5,912,500. On June 13, 1996, the Company completed the sale of an additional 110,000 shares of its Common Stock upon exercise of the underwriter's overallotment option (the "Overallotment"), resulting in gross proceeds to the Company of approximately $591,250.

  This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may experience significant fluctuations in future operating results due to a number of factors, including, among other things, the size and timing of customer orders, new or increased competition, delays in new product enhancements and new product introductions, quality control difficulties, changes in market demand, market acceptance of new products, product returns, seasonality in product purchases by distributors and end users, and pricing trends in the automotive after-market industry in general, and in the specific markets in which the Company is active. Any of these factors could cause operating results to vary significantly from prior periods. Significant variability in orders during any period may have a material adverse impact on the Company's cash flow or work flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

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

RESULTS OF OPERATIONS

  Comparison of Three Months Ended September 30, 1996 and 1995

  Net Sales.   Net sales for the three months ended September 30, 1996 increased
  ----------
$1,166,777 (approximately 78.6%) to $2,650,581 from $1,483,804 for the three months ended September 30, 1995. This sales increase was due to increases in both Domestic and International sales, with Domestic sales up 111.6% and International sales up 12.1% from the same period last year. This sales increase was due to an increase in machine sales to the Company's largest customer in the U.S., the addition of John Bean Company as a distributor in the U.S., and an increase in machine and detergent sales to a number of International customers.

  For the three months ended September 30, 1996, Domestic sales were $2,100,212 and International sales were $550,369. For the three months ended September 30, 1995, Domestic sales were $992,752, and International sales were $491,052.

  Gross Profit.   Gross profit for the three months ended September 30, 1996
  -------------
increased by $624,344 (approximately 130.2%) to $1,103,905 from $479,561 for the three months ended September 30, 1995. The primary reason for the increase was the increase in the sales volume, and reductions in royalties, freight and labor, which were partially offset by a cost increase of one component which affected costs of sales late in the quarter.

  Operating Expenses.  Operating expenses increased by $204,077 (approximately
  -------------------
20.8%) from $982,143 for the three months ended September 30, 1995, to $1,186,220 for the three months ended September 30, 1996. The increase was primarily attributable to legal and litigation costs associated with the DeCarbon Australia Pty Ltd. litigation (see Part II, Item 1), which accounted for $195,179 of the $204,077 increase.

  Loss From Operations.   As a result of  the above, the loss from operations
  ---------------------
for the three months ended September 30, 1996 of $82,315 improved by $420,267 (approximately 83.6%) from a loss of $502,582 for the three months ended September 30, 1995.

  Interest.   Interest (net) revenue for the three months ended September 30,
  ---------
1996 of $16,531 improved by $161,325 (approximately 111.4%) from interest expense of $144,794 for the three months ended September 30, 1995. This improvement was a result of the conversion of $4,410,300 of notes payable to EMIIC which were converted to Common Stock at the IPO price on April 25, 1996, and interest income the Company earned on the IPO proceeds.

  Net Loss.   The net loss for the three months ended September 30, 1996 of
  ---------
$65,784 improved by $581,592 (approximately 89.8%) from a net loss of $647,376 for the three months ended September 30, 1995.


Comparison of Nine Months Ended September 30, 1996 and 1995

  Net Sales.   Net sales for the nine months ended September 30, 1996 increased
  ----------
$2,293,822 (approximately 65.0%) to $5,821,421 from $3,527,599 for the nine
months ended September 30, 1995.    This sales increase was due to increases in
both Domestic and International sales, with Domestic sales up 92.4% and International sales up 28.9% from the same period last year.

  Domestic sales for the nine months ended September 30, 1996 were $3,862,797, and International sales for the same period were $1,958,624. For the nine months ended September 30, 1995, Domestic sales were $2,007,819, and International sales were $1,519,780.

  Gross Profit.   Gross profit for the nine months ended September 30, 1996
  -------------
increased $1,407,288 (approximately 108.2%) to $2,707,637 from $1,300,349 for the nine months ended September 30, 1995. The primary reason for this was the increase in the sales volume, the improvement in the sales mix (with a larger increase in detergent sales than machine sales), and and a reduction in royalties.

  Operating Expenses.   Operating expenses for the nine months ended September
  -------------------
30, 1996 of $3,160,273 increased by only $326 (approximately 0%) from $3,159,947 for the nine months ended September 30, 1995. This increase was due mostly to higher legal and litigation costs offset by reductions in numerous other expense categories, mostly General and Administrative expenses.

  Loss From Operations.   As a result of the above, the loss from operations for
  ---------------------
the nine months ended September 30, 1996 improved by $1,406,962 (approximately 75.7%) to a loss of $452,636 from a loss of $1,859,598 for the nine months ended September 30, 1995.

  Interest.   Interest (net) expense for the nine months ended September 30,
  ---------
1996 decreased by $220,562 (approximately 57.2%) to $165,234 from $385,796 for the nine months ended September 30, 1995. The primary reason for the decrease was the conversion of the EMIIC debt at the time of the IPO and interest earned on the IPO proceeds.

  Net Loss.   The net loss for the nine months ended September 30, 1996 improved
  ---------
by $1,627,523 (approximately 72.5%) to $617,870 from a loss of $2,245,393 for the nine months ended September 30, 1995.



LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1996, the Company had working capital of $4,980,144. At December 31, 1995, the Company had a working capital deficit of $179,276.

For the Three Months Ended September 30, 1996
---------------------------------------------

  Cash and cash equivalents at July 1, 1996 was $4,140,414. Cash used in operating activities during the three months ended September 30, 1996, which includes current assets and current liabilities, was $321,460. This amount includes a $79,993 non-cash reduction in amounts payable to ex-licensor due to the First Amendment to the Purchase Agreement between the Company and its ex-licensor. Under the terms of that Agreement dated September 30, 1996, the Company paid in October 1996 a total of $200,059 to its ex-licensor, accepted as full payment of $280,052, due under the Purchase Agreement, thereby generating a gain to the Company of $79,993. No other amounts are due to the ex-licensor after this payment. Cash used in investing activities was $8,916, which represented the purchase of fixed assets. Cash used from financing activities was $70,603 representing additional costs from the issuance of 1,210,000 common shares in the IPO and payments to ex-licensor of $44,736, under the terms of the Purchase Agreement dated December 31, 1995. The net decrease in cash for the three months ended September 30, 1996 was $400,979, resulting in ending cash of $3,739,435.

For the Nine Months Ended September 30, 1996
--------------------------------------------

  Cash and cash equivalents at January 1, 1996 was $5,008. Cash used in operating activities for the nine months ended September 30, 1996 was $1,758,253, including the $79,993 payable reduction discussed above. Cash used in investing activities was $35,442, which represents the purchase of fixed assets. Cash from financing activities was $5,528,122, which consisted of $680,000 of proceeds from the issuance of notes payable to related parties, and $5,130,187 of net proceeds from the issuance of 1,210,000 shares of common stock at the IPO price of $5.375, less commissions, expenses and fees, and repayment of notes payable to related parties of $123,572 and payments to ex-licensor of $158,493, under the terms of the Purchase Agreement dated December 31, 1995.
The net increase in cash for the nine months ended September 30, 1996 was $3,734,427, resulting in ending cash of $3,739,435.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


  Reference is hereby made to the discussion under the heading "Item 1. Legal Proceedings" in the Company's Form 10-QSB for the quarter ended March 31, 1996 for information regarding the matter entitled DeCarbon Australia Pty. Ltd. v.
                                              -------------------------------
MotorVac Technologies, Inc. (Case No. 764248).  The Company has filed Cross-
---------------------------
Complaints against both DeCarbon and Robert L. Fisher, alleging generally breach of contracts, trademark infringement, misappropriation of trade secrets and unfair competition. Fisher, in turn, has cross-complained against the Company generally for libel, slander, unfair competition and breach of an indemnity agreement.

  On October 29, 1996, the Company obtained a preliminary injunction against DeCarbon from using the names "CarbonClean," "MotorVac," "MTI"; from falsely representing any of their products as being from MotorVac or CarbonClean; from soliciting any dealers or distributors of MotorVac and from disclosing or using MotorVac's proprietary information which DeCarbon had obtained while a distributor. The Company also obtained a preliminary injunction against Fisher from using or disclosing confidential information which he obtained while he was an employee of MotorVac. On October 31, 1996, the Company obtained dismissal of that portion of Fisher's Cross-Complaint relating to his indemnity agreement.

  Reference is hereby made to the discussion under the heading "Legal Proceedings" contained on page 38 of the Company's Prospectus dated April 25, 1996 with regard to the action filed by the Company in the United States District Court of the Northern District of Ohio, Eastern Division, against Richard R. Green, individually and doing business as P&R Equipment Company, Gregory M. Phillips, C.S.P. International, Inc. and certain other defendants, and the counterclaim filed by certain of the defendants in connection with such proceeding. Written discovery is currently scheduled for March, 1997 with a preliminary court date set for July, 1997.


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

      10.1 Letter Agreement dated September 15, 1996, by and between the Registrant and Automotive Diagnostics canceling the Products Distribution Agreement dated November 16, 1995, along with the Product Labeling Agreement.

      10.2 Products Distribution Agreement dated September 15, 1996, by and between the Registrant and Cartek International, Inc., covering the territory of South and Central America and the Caribbean, with the exception of Brazil, Mexico and Puerto Rico.

      10.3 First Amendment to Purchase Agreement dated September 30, 1996, between the Registrant, International Turbo Center, Inc., and Enviromotive, Inc.

      11.1 Statement of Calculation of Pro Forma Net Loss Per Share and Net Loss Per Share.

      27.1 Financial Data Schedule in accordance with Article 5 of Regulation
SX.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.



  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MOTORVAC TECHNOLOGIES, INC.,
a Delaware corporation



By:         s/ Lee W. Melody
   -----------------------------------------------------------
            Lee W. Melody, President

Date:         November 1       , 1996
        ----------------------



By:         s/ Allan T. Maguire
   -----------------------------------------------------------
            Allan T. Maguire, Vice President of Finance,
            Chief Financial Officer, Treasurer and Secretary

Date:         November 1       , 1996
        ----------------------

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

      10.1 Letter Agreement dated September 15, 1996, by and between the Registrant and Automotive Diagnostics canceling the Products Distribution Agreement dated November 16, 1995, along with the Product Labeling Agreement.

      10.2 Products Distribution Agreement dated September 15, 1996, by and between the Registrant and Cartek International, Inc., covering the territory of South and Central America and the Caribbean, with the exception of Brazil, Mexico and Puerto Rico.

      10.3 First Amendment to Purchase Agreement dated September 30, 1996, between the Registrant, International Turbo Center, Inc., and Enviromotive, Inc.

      11.1 Statement of Calculation of Pro Forma Net Loss Per Share.

      27.1 Financial Data Schedule in accordance with Article 5 of Regulation
SX.