Form 10QSB/A
period 1996-03-31
MOTORVAC TECHNOLOGIES INC
filed 1997-03-17
CIK 915846

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

   [    ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

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

                                      N/A
________________________________________________________________________________
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes      No   X
                     -----    ------

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                       Date                       Outstanding

Common Stock, $.01 par value           May  31, 1996                     4,404,918

Transitional Small Business Disclosure Format (check one);
Yes    No  X
   ----   ----

                          MOTORVAC TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                          Three Months Ended
                                                                       --------------------------
                                                                        March 31         March 31
                                                                          1996             1995
                                                                       ----------       ---------
NET SALES                                                               1,347,529       1,033,880
COST OF SALES                                                             732,305         595,136
                                                                       ----------      ----------
GROSS PROFIT                                                              615,224         438,744
OPERATION EXPENSES
    Selling, General and Administrative Expenses                          947,224       1,152,144
    Research and Development Expenses                                      14,132         136,369
                                                                       ----------      ----------
                                                                          961,356       1,288,513
                                                                       ----------      ----------

LOSS FROM OPERATIONS                                                     (346,132)       (849,769)
INTEREST EXPENSE-RELATED PARTIES                                          145,865         112,308
                                                                       ----------      ----------
LOSS BEFORE PROVISION FOR INCOME TAXES                                   (491,997)       (962,077)
PROVISION FOR INCOME TAXES                                                      0               0
                                                                       ----------      ----------
NET LOSS                                                                 (491,997)       (962,077)
                                                                       ==========      ==========

SUPPLEMENTAL DATA (NOTE 3)
    Historical Loss                                                      (491,997)
    Proforma reduction in interest expense                                106,263
                                                                       ----------
PRO FORMA NET LOSS                                                       (385,734)
                                                                       ==========
PRO FORMA NET LOSS PER COMMON SHARE                                         (0.12)
                                                                       ==========
COMMON AND COMMON EQUIVALENT SHARES                                     3,324,688
                                                                       ==========

                           MOTORVAC TECHNOLOGIES, INC
                           CONSOLIDATED BALANCE SHEET

                                                                                                                 Pro forma debt
                                                                                                                and stockholders'
                                                                                                                     equity
                                                                             DECEMBER 31,        MARCH 31           MARCH 31
                                                                                 1995              1996               1996
                                                                             -------------       ----------      ----------------
ASSETS

CURRENT ASSETS
  Cash                                                                              $5,008             $3,028
  Accounts receivable, net of allowance for doubtful accounts of
      $186,599 (December 31,1995) and $43,394 (March 31, 1996)                     773,329         $1,281,955
  Inventories, net                                                               1,109,250          1,019,810
  Other Current Assets                                                             166,778            417,877
                                                                              ------------       ------------
      Total Current Assets                                                       2,054,365          2,722,670

PROPERTY AND EQUIPMENT, net                                                        288,527            276,863

INTANGIBLE ASSETS, (net of accumulated amortization of $152,095
  (December 31, 1995) and $243,317 (March 31, 1996)                              1,672,348          1,581,126
OTHER ASSETS                                                                        25,000             25,000
                                                                              ------------       ------------
                                                                                $4,040,240         $4,605,659
                                                                              ============       ============

LIABILITIES AND STOCKHOLDERS (DEFICIENCY) EQUITY

CURRENT LIABILITIES
  Accounts payable and other accrued liabilities                                $1,364,490         $1,520,059
  Accrued interest-related parties                                                 649,901            795,804
  Amounts payable to licensor                                                      219,250            195,194
                                                                              ------------       ------------
      Total current liabilities                                                  2,233,641          2,511,057

AMOUNTS PAYABLE TO LICENSOR                                                        219,295            219,295
NOTES PAYABLE TO RELATED PARTIES                                                 5,273,872          6,053,872         1,643,572
COMMITMENTS AND OTHER CONTINGENCIES


STOCKHOLDERS' (DEFICIENCY) EQUITY
  Cumulative Series A preferred stock ($.01 par); 95,295 shares
    authorized and outstanding. (liquidation preference $4,764,750)                    953                953                 0
  Cumulative Series B preferred stock ($.01 par); 55,000 shares authorized 54,300 shares outstanding,
      (liquidation preference $2,715,000)                                              543                543                 0
  Common Stock, $.01 par value; 10,000,000 shares authorized;
    948,000 shares issued and outstanding                                            9,480              9,480            44,049
  Additional paid in capital                                                     6,995,448          6,995,448        16,046,833
  Accumulated deficit                                                          (10,692,992)       (11,184,989)      (11,184,989)
                                                                              ------------       ------------      ------------
      Total Shareholders'  (deficiency) equity                                  (3,686,568)        (4,178,565)        4,905,893
                                                                              ------------       ------------
                                                                                $4,040,240         $4,605,659
                                                                              ============       ============

                           MOTORVAC TECHNOLOGIES, INC
                             STATEMENT OF CASH FLOW

                                                                                  Three Months Ended
                                                                               ------------------------
                                                                                March 31       March 31
                                                                                   1996          1995
                                                                                --------       --------
CASH FLOW FROM OPERATION ACTIVITIES:
Net Loss                                                                        (491,997)      (962,077)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                                  115,197         45,719

  Net change in operation assets and liabilities:
    Accounts receivable                                                         (508,626)       212,285
    Inventories                                                                   89,440         36,093
    Other current assets, intangibles and other assets                          (251,099)      (102,890)
    Accounts payable and other current liabilities                               277,416       (169,222)
                                                                               ---------      ---------
  net cash used in operating activities                                         (769,669)      (940,092)
                                                                               ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of equipment                                                          (12,311)       (10,671)

CASH FLOW FROM FINANCING ACTIVITIES
  proceeds from issuance of notes payable to related parties                     780,000        740,264
  (Increase) decrease in receivable from licensor                                      0        167,332
                                                                               ---------      ---------
  net cash provided by financing activities                                      780,000        907,596

NET INCREASE (DECREASE) IN CASH                                                   (1,980)       (43,167)

CASH, Beginning of period                                                          5,008         60,363
                                                                               ---------      ---------
CASH, End of period                                                                3,028         17,196
                                                                               =========      =========

SUPPLEMENTAL DISCLOSURES OF  CASH FLOW
  INFORMATION

      Interest paid                                                                    0              0
                                                                               =========      =========
      Income taxes paid                                                                0              0
                                                                               =========      =========

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


         Notes to Unaudited Financial Statements:

1.       Basis of Presentation

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


2.       Initial Public Offering

         On May 1, 1996, the Company completed an initial public offering of 1,100,000 shares of its common stock at $5.375 per share, netting proceeds to the Company, after underwriter's discounts and expenses, of approximately $5,143,875. Proceeds to the Company were used to repay approximately $836,000 of accrued interest and approximately $124,000 of offering expense reimbursement to the Company's major shareholder. The remaining proceeds are anticipated to be used to expand the Company's advertising and marketing efforts, acquire related products or product lines, and for working capital, and are anticipated to remove any dependency on Erin Mills International Investment Corporation for further funding in the foreseeable future.


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

         Pro Forma Stockholders Equity Information

         Pro forma debt and stockholders equity as of March 31, 1996 has been presented to reflect (i) the sale by the Company of 1,100,000 shares of common stock at the initial public offering price of $5.375 per share, and the application of the net proceeds of approximately $5,143,875 generated therefrom, (ii) the conversion of all the issued and outstanding shares of Series B Preferred Stock (including all accrued dividends thereon) into 570,150 shares of common stock, (iii) the exchange by EMIIC of approximately $4,410,000 principal amount of indebtedness for 820,521 shares of common stock at the per share initial public offering price, and (iv) the conversion of 95,295 shares of issued and outstanding Series A Preferred Stock (including all accrued dividends thereon) held by EMIIC and an individual into 966,247 shares of common stock, based on the $50.00 per share liquidation preference of such shares of Series A Preferred Stock at the initial public offering price.


4.       Litigation

         As of March 31, 1996, the Company is involved in various lawsuits, claims and inquiries arising from transactions entered into in the ordinary course of business. While the Company's future liability with respect to these matters cannot be predicted with certainty, it is the opinion of the management, after consultation with outside counsel, that any liability from lawsuits or claims known to the Company, whether asserted or unasserted, would not have a material adverse effect on the financial position or operations of the Company.


5.       Restatement of Results

         During the 1996 year-end, the Company discovered a cost of sales adjustment that affected the quarterly results for the quarter ended March 31, 1996, as previously filed on Form10-QSB. The results, as previously reported and as restated for the quarter ended March 31, 1996, are as follows:

                                                As Previously                   As
         Statement of Operations                   Reported                  Restated
         -----------------------                -------------                --------
          Sales                                    1,347,529                1,347,529
          Cost of sales                              537,751                  732,305
          Gross profit                               809,778                  615,224
          Loss from operations                      (151,578)                (346,132)
          Net loss                                  (297,443)                (491,997)

         Balance Sheet
         -------------

          Inventory                                1,214,364                1,019,810
          Total current assets                     2,917,224                2,722,670
          Total assets                             4,800,213                4,605,659
          Accumulated deficit                    (10,990,435)             (11,184,989)
          Total Stockholders'
             (Deficiency) Equity                  (3,984,011)              (4,178,565)
          Total Liabilities and
             Stockholders' (Deficiency) Equity     4,800,213                4,605,659

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

         Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately, and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward- looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

RESULTS OF OPERATIONS

   Comparison of Three Months Ended March 31, 1996 and 1995

         Net Sales.   Net sales for the three months ended March 31, 1996
increased $313,649 (approximately 30.3%) to $1,347,529 from $1,033,880 for the three months ended March 31, 1995. The primary reason for this increase was a large order from Asia which was shipped in March.

         For the three months ended March 31, 1996, Domestic sales were $386,784 and International sales were $960,745. For the three months ended March 31, 1995, Domestic and International sales were $370,523 and $663,357 respectively.

         The Company had no material backlog at either March 31, 1996 or March 31, 1995.

         Cost of Sales. Cost of sales for the three months ended March 31, 1996 increased by $137,169 (approximately 23.0%) to $732,305 from $595,136 for the three months ended March 31, 1995. The primary reason for this increase was the sales increase less the improvement in margin due to the shift in product mix to a higher percentage of detergent sales in the three months ended March 31, 1996.

         Gross Profit.   Gross profit for the three months ended March 31, 1996
increased by $176,480 (approximately 40.2%) to $615,224 from $438,744 for the three months ended March 31, 1995. The first quarter gross margin changed due to a shift in product mix from engine cleaning systems sales to detergent sales, which generally has a higher gross margin.

         Operating Expenses.   Selling, general and administrative expenses for
the three months ended March 31, 1996 decreased by $240,920 (approximately 20.9%) to $947,224 from $1,152,144 for the three months ended March 31, 1995. This decrease reflects reductions in various expenses, including royalties, commissions, advertising, marketing and administrative expenses due to the effect of management expense control initiatives and the purchase of certain intellectual property rights from Enviromotive, Inc. ("EMI").

         Research and development expenses for the three months ended March 31, 1996 decreased by $122,237 (approximately 91.7%) to $14,132 from $136,369 for the three months ended March 31, 1995. These savings reflect the fact that the Company was developing a number of products last year, now substantially completed.

         Loss From Operations. As a result of all of the above, the loss from operations for the three months ended March 31, 1996 improved by $503,637 (approximately 59.3%) to a loss of $346,132 from a loss of $849,769 for the three months ended March 31, 1995.

         Interest. Interest expense for the three months ended March 31, 1996 increased by $33,557 (approximately 29.9%) to $145,865 from $112,308 for the three months ended March 31, 1995. The increase in interest expense is primarily due to the increase in borrowings from Erin Mills International Investment Corporation ("EMIIC") and an affiliate. At March 31, 1996, the Company had notes payable to EMIIC and an affiliate of EMIIC of $6,053,872 versus $3,603,872 at March 31, 1995. As of May 1, 1996, $4,410,300 of these notes payable were exchanged for common stock.

         Net Loss.   The net loss for the three months ended March 31, 1996
improved by $470,080 (approximately 48.9%) to $491,997 from a net loss of $962,077 for the three months ended March 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company had working capital of $380,111. At December 31, 1995, the Company had a working capital deficit of $179,276.

For the Three Months Ended March 31, 1996

         Cash at January 1, 1996 was $5,008. Cash used in operating activities during the three months ended March 31, 1996, which includes current assets and current liabilities, was $768,699. Cash used in investing activities during this period was $12,311, which primarily represented the purchase of computer equipment. Cash flow from financing activities was $780,000 which consisted of proceeds from the issuance of notes payable to EMIIC and related parties. The net decrease in cash for the three months ended March 31, 1996 was $1,980, resulting in ending cash of $3,028.

For the Three Months Ended March 31, 1995

         Cash at January 1, 1995 was $60,363. Cash used in operating activities during the three months ended March 31, 1995 was $940,092. Cash used in investing activities was $10,671 which primarily represented _the purchase of fixed assets. Cash received from financing activities was $907,596. Of this amount, $740,264 represents proceeds from the issuance of notes to EMIIC and an affiliate, and $167,332 represents a decrease in receivable from EMI.


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



PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On May 24, 1996, the Company was served with a complaint by its former Australian distributor in a matter entitled DeCarbon Australia Pty. Ltd. v. MotorVac Technologies, Inc. (Case No. 764248) in the Superior Court of the State of California, County of Orange. The complaint is for damages which are alleged to be in excess of $50,000,000 on a variety of claims, including alleged breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation, fraud, negligent misrepresentation, intentional and negligent interference with contractual relations, intentional and negligent interference with prospective economic advantage, unfair business practices, unfair competition and other matters. In addition, the complaint seeks declaratory relief and imposition of a constructive trust. The plaintiff in that matter has also requested punitive damages, interest, attorneys' fees and costs of suit. The Company is still in the process of reviewing the allegations in the complaint; however, the Company intends to defend this matter vigorously. The foregoing matter arises out of the Company's termination of its distributor relationship with the Company's former Australian distributor in March 1996 on account of the breach by such former distributor of its obligations under its distribution contract and is alleged by the former distributor to also arise out of matters related to the entering into of the distribution agreement.

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

ITEM 5.  OTHER MATTERS

         During the 1996 year-end, the Company discovered a cost of sales adjustment that affected the quarterly results for the quarter ended March 31, 1996, as previously filed on Form10-QSB. The results, as previously reported and as restated for the quarter ended March 31, 1996, are as follows:

                                                  As Previously                As
         Statement of Operations                      Reported              Restated
         -----------------------                  --------------            --------
          Sales                                    1,347,529                1,347,529
          Cost of sales                              537,751                  732,305
          Gross profit                               809,778                  615,224
          Loss from operations                      (151,578)                (346,132)
          Net loss                                  (297,443)                (491,997)

         Balance Sheet
         -------------

          Inventory                                1,214,364                1,019,810
          Total current assets                     2,917,224                2,722,670
          Total assets                             4,800,213                4,605,659
          Accumulated deficit                    (10,990,435)             (11,184,989)
          Total Stockholders'
             (Deficiency) Equity                  (3,984,011)              (4,178,565)
          Total Liabilities and
             Stockholders' (Deficiency) Equity     4,800,213                4,605,659

         For additional information, the reader may wish to refer to the Company's other SEC filings, including the 10-QSB's and 10-QSB/A's for this and other quarters, as well as any subsequent filings.

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

         10.11 Products Distribution Agreement dated May 1, 1996 by and between the Registrant and Sun Electric De Mexico, S.A. De C.V., covering the territory of Mexico (incorporated by reference to the Form 10-QSB for the period ended March 31, 1996, filed June 7, 1996).

         11.1    Statement of Calculation of Pro Forma Net Loss Per Share.

         27.1 Financial Data Schedule in accordance with Article 5 of Regulation SX.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MOTORVAC TECHNOLOGIES, INC.,
a Delaware corporation



By:  /s/ LEE W. MELODY
    _______________________________
         Lee W. Melody, President

Date:    March 13, 1997



By:  /s/ ALLAN T. MAGUIRE
    _______________________________________________
         Allan T. Maguire, Vice President of Finance,
         Chief Financial Officer, Treasurer and Secretary

Date:    March 13, 1997

                          MOTORVAC TECHNOLOGIES, INC.


                                 EXHIBIT INDEX


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

         10.11 Products Distribution Agreement dated May 1, 1996 by and between the Registrant and Sun Electric De Mexico, S.A. De C.V., covering the territory of Mexico (incorporated by reference to the Form 10-QSB for the period ended March 31, 1996, filed June 7, 1996).

         11.1    Statement of Calculation of Pro Forma Net Loss Per Share.

         27.1 Financial Data Schedule in accordance with Article 5 of Regulation SX.