Form 10QSB/A
period 1996-06-30
MOTORVAC TECHNOLOGIES INC
filed 1997-03-18
CIK 915846

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

                    For the transition period from        to

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

                                       N/A
--------------------------------------------------------------------------------
   Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes /X/   No

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                Date                        Outstanding

Common Stock, $.01 par value     June 30, 1996                   4,514,918

Transitional Small Business Disclosure Format (check one);
Yes    No   /X/

                           MOTORVAC TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                         Three Months Ended           Six Months Ended
                                                      ------------------------    ------------------------
                                                        June 30        June 30       June 30       June 30
                                                         1996            1995         1996            1995
                                                        -------        -------       -------       -------
NET SALES                                              1,823,311     1,009,915     3,170,840     2,043,795
COST OF SALES                                          1,092,121       627,871     1,824,426     1,223,007
                                                      ----------    ----------    ----------    ----------

GROSS PROFIT                                             731,190       382,044     1,346,414       820,788
OPERATION EXPENSES
       Selling, General and Administrative Expenses      981,993       794,723     1,929,217     1,946,867
       Research and Development Expenses                  30,704        94,577        44,836       230,946
                                                      ----------    ----------    ----------    ----------
                                                       1,012,697       889,300     1,974,053     2,177,813
                                                      ----------    ----------    ----------    ----------

LOSS FROM OPERATIONS                                    (281,507)     (507,256)     (627,639)   (1,357,025)
INTEREST EXPENSE-RELATED PARTIES                          35,900       128,693       181,765       241,001

                                                      ----------    ----------    ----------    ----------
LOSS BEFORE PROVISION FOR INCOME TAXES                  (317,407)     (635,949)     (809,404)   (1,598,026)
PROVISION FOR INCOME TAXES                                     0             0             0             0
                                                      ----------    ----------    ----------    ----------

NET LOSS                                                (317,407)     (635,949)     (809,404)   (1,598,026)
                                                      ==========    ==========    ==========    ==========

SUPPLEMENTAL DATA (NOTE 3)
       Historical Loss                                  (317,407)                   (809,404)
       Proforma reduction in interest expense             26,153                     132,416
                                                      ----------                  ----------
PRO FORMA NET LOSS                                      (291,254)                   (676,988)
                                                      ----------                  ----------


PROFORMA NET LOSS PER  COMMON SHARE                        (0.07)                      (0.18)
                                                      ==========                  ==========
PRO FORMA WEIGHTED AVERAGE OUTSTANDING
COMMON AND COMMON EQUIVALENT SHARES                    4,137,806                   3,743,565
                                                      ==========                  ==========

                           MOTORVAC TECHNOLOGIES, INC
                           CONSOLIDATED BALANCE SHEET




                                                                                 DECEMBER 31,       JUNE 30
                                                                                    1995             1996
                                                                                 ------------       -------
                                ASSETS

CURRENT ASSETS
   Cash                                                                         $      5,008    $  4,140,414
   Accounts receivable, net of allowance for doubtful accounts of $186,599
       (December 31,1995) and $61,903 (June 30, 1996)                                773,329    $  1,023,706
   Inventories, net                                                                1,109,250       1,008,609
   Other Current Assets                                                              166,778         124,628

                                                                                ------------    ------------
          Total Current Assets                                                     2,054,365       6,297,357

PROPERTY AND EQUIPMENT, net                                                          288,527         266,636

INTANGIBLE ASSETS, (net of accumulated amortization of $152,095
   (December 31, 1995) and $334,538 (June 30, 1996)                                1,672,348       1,489,904

OTHER ASSETS                                                                          25,000          25,000
                                                                                ------------    ------------
                                                                                $  4,040,240    $  8,078,897
                                                                                ============    ============


                LIABILITIES AND STOCKHOLDERS (DEFICIENCY) EQUITY

CURRENT LIABILITIES
   Accounts payable and other accrued liabilities                               $  1,364,490    $  1,237,062
   Accrued interest-related parties                                                  649,901          26,665
   Amounts payable to ex-licensor                                                    219,250         199,250

                                                                                ------------    ------------
          Total current liabilities                                                2,233,641       1,462,977

AMOUNTS PAYABLE TO EX-LICENSOR                                                       219,295         125,538
NOTES PAYABLE TO RELATED PARTIES                                                   5,273,872       1,420,000
COMMITMENTS AND OTHER CONTINGENCIES


STOCKHOLDERS' (DEFICIENCY) EQUITY
   Cumulative Series A preferred stock ($.01 par); 95,295 shares
       authorized and outstanding. (liquidation preference $4,764,750) at                953               0
       December 31, 1995, 0 outstanding at June 30, 1996
   Cumulative Series B preferred stock ($.01 par); 55,000 shares authorized 54,300 shares outstanding (liquidation preferance
       $2,715,000) at December 31, 1995, 0 outstanding at June 30, 1996                  543               0
   Common Stock, $.01 par value; 10,000,000 shares authorized;
       948,000 shares issued and outstanding at December 31, 1995
       4,514,918 shares issued and outstanding at June 30, 1996                        9,480          45,149
   Additional paid in capital                                                      6,995,448      16,527,629
   Accumulated deficit                                                           (10,692,992)    (11,502,396)


                                                                                ------------    ------------
          Total Shareholders'  (deficiency) equity                                (3,686,568)      5,070,382

                                                                                ------------    ------------
                                                                                $  4,040,240    $  8,078,897
                                                                                ============    ============

                           MOTORVAC TECHNOLOGIES, INC
                             STATEMENT OF CASH FLOW

                                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             ---------------------       ----------------------
                                                                             JUNE 30      JUNE 30         JUNE 30       JUNE 30
                                                                             1996         1995            1996          1995
                                                                             -------      -------         -------       -------
CASH FLOW FROM OPERATION ACTIVITIES:
Net Loss                                                                    (317,407)     (635,949)     (809,404)   (1,598,026)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                           116,523        45,389       231,719       102,664
     Loss on disposal of long term assets                                          0             0             0             0
     Net change in operation assets and liabilities:
         Accounts receivable                                                 258,249       (56,564)     (250,377)      155,721
         Inventories                                                          11,201       (83,994)      100,641       (47,901)
         Other current assets, intangibles and other assets                  293,249        34,367        42,150       (79,315)
         Interest payable to related parties                                (769,139)      128,743      (623,236)      254,514
         Accounts payable and other current liabilities                     (282,997)       (4,272)     (127,428)     (299,265)

                                                                          ----------    ----------    ----------    ----------
     net cash used in operating activities                                  (690,321)     (572,280)   (1,435,935)   (1,511,608)
                                                                          ----------    ----------    ----------    ----------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of equipment                                                   (15,074)      (35,736)      (27,384)      (47,171)



CASH FLOW FROM FINANCING ACTIVITIES
     Net proceeds from issuance of 1,210,000 common stock                  5,156,054             0     5,156,054             0
     proceeds from issuance of notes payable to related parties                    0       806,199       680,000     1,546,463
     (Increase) decrease in receivable from licensor                               0         1,215             0       168,547
     Payments to ex-licensor                                                 (89,701)            0      (113,757)            0
     Repayment of notes to related parties                                  (223,572)            0      (123,572)            0
                                                                          ----------    ----------    ----------    ----------
         net cash provided by financing activities                         4,842,781       807,414     5,598,725     1,715,010
                                                                          ----------    ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH                                            4,137,386       199,398     4,135,406       156,231

CASH, Beginning of period                                                      3,028        17,196         5,008        60,363
                                                                          ----------    ----------    ----------    ----------
CASH, End of period                                                        4,140,414       216,594     4,140,414       216,594
                                                                          ==========    ==========    ==========    ==========




SUPPLEMENTAL DISCLOSURES OF  CASH FLOW
     INFORMATION

         Interest paid                                                       836,423             0       836,423             0
                                                                          ==========    ==========    ==========    ==========

         Income taxes paid                                                         0             0             0             0
                                                                          ==========    ==========    ==========    ==========


         Conversion of Preferred Series A  Stock to Common Stock (net)     4,659,499             0     4,659,499             0
                                                                          ==========    ==========    ==========    ==========

         Conversion of Preferred Series B Stock to Common Stock (net)      2,170,425             0     2,170,425             0
                                                                          ==========    ==========    ==========    ==========

         Conversion of Notes Payable to related parties to Common Stock    4,410,300             0     4,410,300             0
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


4.       Inventories

         Inventories, which include materials, supplies, labor and manufacturing overhead, are summarized as follows:


                                           December 31, 1995     June 30, 1996
                                           -----------------     -------------
          Materials and supplies               617,741              782,344

          Work in process                      100,750              100,751

          Finished product                     390,759              125,514
                                             ---------            ---------
                                             1,109,250            1,008,609
                                             =========            =========


5.       Restatement of Results

         During the 1996 year-end, the Company discovered a cost of sales adjustment that affected the quarterly results for the quarters ended March 31, 1996 and June 30, 1996, as previously filed on Form10-QSB. The results, as previously reported and as restated for the quarter ended June 30, 1996, and the six months ended June 30, 1996, are as follows:


                                                  3 Months Ended 6/30/96         6 Months Ended 6/30/96
                                                  ----------------------         ----------------------

                                                 As Previously       As       As Previously       As
         Statement of Operations                   Reported       Restated       Reported       Restated
         -----------------------                 -------------    --------    -------------     ---------
         Sales                                     1,823,311      1,823,311      3,170,840      3,170,840
         Cost of sales                             1,029,357      1,092,121      1,567,108      1,824,426
         Gross profit                                793,954        731,190      1,603,732      1,346,414
          Loss from operations                      (218,743)      (281,507)      (370,321)      (627,639)
         Net loss                                   (254,643)      (317,407)      (552,086)      (809,404)

         Balance Sheet

         Inventory                                                               1,265,927      1,008,609
         Total current assets                                                    6,554,675      6,297,357
         Total assets                                                            8,336,215      8,078,897
         Accumulated deficit                                                   (11,245,078)   (11,502,396)
         Total Stockholders'
           (Deficiency) Equity                                                   5,327,700      5,070,382

         Total Liabilities and
           Stockholders' (Deficiency) Equity                                     8,336,215      8,078,897

                           MOTORVAC TECHNOLOGIES, INC.



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

RESULTS OF OPERATIONS

   Comparison of Three Months Ended June 30, 1996 and 1995

        Net Sales. Net sales for the three months ended June 30, 1996 increased $813,396 (approximately 80.5%) to $1,823,311 from $1,009,915 for the three months ended June 30, 1995. This sales increase was due to increases in both Domestic and International sales, with Domestic sales up 92.3% and International sales up 52.5% over the same period last year. This was due to an increase in both machine and detergent sales to a major customer in the U.S., and an increase in machine and detergent sales to a number of customers in International.

        For the three months ended June 30, 1996, Domestic sales were $1,368,218 and International sales were $455,093. For the three months ended June 30, 1995, Domestic sales were $711,475, and International sales were $298,441.

        Cost of Sales. Cost of sales for the three months ended June 30, 1996 increased $464,250 (approximately 73.9%) to $1,092,121 from $627,871 for the three months ended June 30, 1995. The primary reason for this increase was the net sales increase of approximately 80.5% for the same period.

        Gross Profit. Gross profit for the three months ended June 30, 1996 increased by $349,146 (approximately 91.3%) to $731,190 from $382,044 for the three months ended June 30, 1995. The primary reason for the increase is the increase in sales, but the Company also experienced a slightly higher margin, as a percent of sales from 37.8% of sales for the three months ended June 30, 1995, to 40.1% of sales for the three months ended June 30, 1996. This increase was primarily due to shift in product mix to detergent (which has a higher gross margin than machines) as a percent of total sales.

        Operating Expenses. Operating expenses increased by $123,397 (approximately 13.9%) from $889,300 for the three months ended June 30, 1995, to $1,012,697 for the three months ended June 30, 1996. The increase was primarily attributable to increased legal expense and miscellaneous costs associated with being a public company.

        Loss From Operations. As a result of the above, the loss from operations for the three months ended June 30, 1996 of $281,507 improved by $225,749 (approximately 44.5%) from a loss of $507,256 for the three months ended June 30, 1995.

        Interest. Interest (net) expense for the three months ended June 30, 1996 of $35,900 improved by $92,793 (approximately 72.1%) from $128,693 for the three months ended June 30, 1995. This improvement was a result of the conversion of $4,410,300 of notes payable to EMIIC which were converted to Common Stock at the IPO price on April 25, 1996, and interest income the Company earned on the IPO proceeds.

        Net Loss. The net loss for the three months ended June 30, 1996 of $317,407 improved by $318,542 (approximately 50.1%) from a net loss of $635,949 for the three months ended June 30, 1995.


Comparison of Six Months Ended June 30, 1996 and 1995

        Net Sales. Net sales for the six months ended June 30, 1996 increased $1,127,045 (approximately 55.1%) to $3,170,840 from $2,043,795 for the six months ended June 30, 1995. This is due to an increase in both machine and detergent sales.

        Domestic sales for the six months ended June 30, 1996 were $1,762,585, and International sales for the same period were $1,408,255. For the six months ended June 30, 1995, Domestic sales were $1,070,868, and International sales were $972,928.

        Cost of Sales. Cost of sales for the six months ended June 30, 1996 increased $601,419 (approximately 49.2%) to $1,824,426 from $1,223,007 for the six months ended June 30, 1995. The primary reason for the increase was the sales increase of 55.1% for the same period.

        Gross Profit. Gross profit for the six months ended June 30, 1996 increased $525,626 (approximately 64.0%) to $1,346,414 from $820,788 for the six months ended June 30, 1995. The primary reason for this increase was an increase in sales volume and a shift in sales mix to detergent (which has a higher gross margin than machines) as a percent of total sales.

        Operating Expenses. Operating expenses for the six months ended June 30, 1996 of $1,974,053 decreased by $203,760 (approximately 9.4%) from
$2,177,813 for the six months ended June 30, 1996. This decrease was due mostly to savings in R & D costs (because of the R & D cycle being mostly completed by 1996), and some savings in other expense groupings.

        Loss From Operations. As a result of the above, the loss from operations for the six months ended June 30, 1996 improved by $729,386 (approximately 53.7%) to a loss of $627,639 from $1,357,025 for the six months ended June 30, 1995.

        Interest. Interest (net) expense for the six months ended June 30, 1996 improved by $59,236 (approximately 24.6%) to $181,765 from $241,001 for the six months ended June 30, 1995. The primary reason for the improvement was the conversion of $4,410,300 of EMIIC debt at the time of the IPO, and interest revenue earned on cash on hand for the six months ended June 30, 1996.

        Net Loss. The net loss for the six months ended June 30, 1996 improved by $788,622 (approximately 49.3%) to $809,404 from a loss of $1,598,026 for the six months ended June 30, 1995.



LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1996, the Company had working capital of $4,834,380. At December 31, 1995, the Company had a working capital deficit of $179,276.

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Reference is hereby made to the discussion under the heading "Item 1. Legal Proceedings" in the Company's Form 10-QSB for the quarter ended March 31, 1996 for information regarding the matter entitled DeCarbon Australia Pty. Ltd.
v. MotorVac Technologies, Inc. (Case No. 764248). The Company is in the process of vigorously defending the allegations in the complaint, and is currently reviewing taking actions against DeCarbon, including filing a cross-complaint. Written discovery in this matter has commenced and is continuing.

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


ITEM 5.  RESTATEMENT OF RESULTS

         During the 1996 year-end, the Company discovered a cost of sales adjustment that affected the quarterly results for the quarters ended March 31, 1996 and June 30, 1996, as previously filed on Form 10-QSB. The results, as previously reported and as restated for the quarter ended June 30, 1996, and the six months ended June 30, 1996, are as follows:


                                                  3 Months Ended 6/30/96         6 Months Ended 6/30/96
                                                  ----------------------         ----------------------

                                                 As Previously       As       As Previously        As
         Statement of Operations                   Reported       Restated       Reported       Restated
         -----------------------                 -------------    --------    -------------     ---------
         Sales                                     1,823,311      1,823,311      3,170,840      3,170,840
         Cost of sales                             1,029,357      1,092,121      1,567,108      1,824,426
         Gross profit                                793,954        731,190      1,603,732      1,346,414
          Loss from operations                      (218,743)      (281,507)      (370,321)      (627,639)
         Net loss                                   (254,643)      (317,407)      (552,086)      (809,404)

         Balance Sheet

         Inventory                                                               1,265,927      1,008,609
         Total current assets                                                    6,554,675      6,297,357
         Total assets                                                            8,336,215      8,078,897
         Accumulated deficit                                                   (11,245,078)   (11,502,396)
         Total Stockholders'
           (Deficiency) Equity                                                   5,327,700      5,070,382

         Total Liabilities and
           Stockholders' (Deficiency) Equity                                     8,336,215      8,078,897

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

   10.3 Products Distribution Agreement dated March 28, 1996, by and between the Registrant and Cameo (QLD) Pty. Ltd., covering the territory of Australia (incorporated by reference to the Form 10-QSB for the period ended June 30, 1996, filed August 6, 1996).

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


MOTORVAC TECHNOLOGIES, INC.,
a Delaware corporation



By:         s/ Lee W. Melody
  --------------------------------------------------------
         Lee W. Melody, President

Date:    March 14, 1997



By:         s/ Allan T. Maguire
  --------------------------------------------------------
         Allan T. Maguire, Vice President of Finance,
         Chief Financial Officer, Treasurer and Secretary

Date:    March 17, 1997

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

         10.3 Products Distribution Agreement dated March 28, 1996, by and between the Registrant and Cameo (QLD) Pty. Ltd., covering the territory of Australia (incorporated by reference to the Form 10-QSB for the period ended June 30, 1996, filed August 6, 1996).

         11.1 Statement of Calculation of Pro Forma Net Loss Per Share.

         27.1 Financial Data Schedule in accordance with Article 5 of Regulation SX.