Form 10QSB/A
period 1996-09-30
MOTORVAC TECHNOLOGIES INC
filed 1997-03-20
CIK 915846

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

   [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996

   [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

           For the transition period from _____________ to ____________

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes    X    No ______

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                    Date               Outstanding
Common Stock, $.01 par value        September 30, 1996      4,514,918

Transitional Small Business Disclosure Format (check one);

Yes    No   X
   ---     ---

                          MOTORVAC TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            ----------------------------    ----------------------------
                                                              SEPT. 30       SEPT. 30         SEPT. 30       SEPT. 30
                                                                1996           1995             1996            1995
                                                            -------------  -------------    -------------  -------------
NET SALES                                                     $2,650,581     $1,483,804       $5,821,421     $3,527,599
COST OF SALES                                                  1,607,794      1,004,243        3,432,220      2,227,250
                                                            -------------  -------------    -------------  -------------

GROSS PROFIT                                                   1,042,787        479,561        2,389,201      1,300,349
OPERATION EXPENSES
    Selling, General and Administrative Expenses               1,167,833        914,473        3,097,050      2,861,331
    Research and Development Expenses                             18,387         67,670           63,223        298,616
                                                            -------------  -------------    -------------  -------------
                                                               1,186,220        982,143        3,160,273      3,159,947
                                                            -------------  -------------    -------------  -------------

LOSS FROM OPERATIONS                                            (143,433)      (502,582)        (771,072)    (1,859,598)
INTEREST EXPENSE  TO RELATED PARTIES/(INTEREST REVENUE)          (16,531)       144,794          165,234        385,795
                                                            -------------  -------------    -------------  -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                          (126,902)      (647,376)        (936,306)    (2,245,393)
PROVISION FOR INCOME TAXES                                             0              0                0              0
                                                            -------------  -------------    -------------  -------------

NET LOSS                                                       ($126,902)     ($647,376)       ($936,306)   ($2,245,393)
                                                            =============  =============    =============  =============

PROFORMA DATA (NOTE 3)
    Historical Loss                                            ($126,902)                      ($936,306)
    Proforma reduction in interest expense                             0                         132,416
                                                            -------------                   -------------
PRO FORMA NET LOSS                                             ($126,902)                      ($803,890)
                                                            =============                   =============

PROFORMA NET LOSS PER  COMMON SHARE                               ($0.03)                         ($0.20)
                                                            =============                   =============

WEIGHTED AVERAGE OUTSTANDING
COMMON AND COMMON EQUIVALENT SHARES                            4,514,918                       4,010,831
                                                            =============                   =============

                           MOTORVAC TECHNOLOGIES, INC
                           CONSOLIDATED BALANCE SHEET


                                                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                                                 1995             1996
                                                                                            --------------  ----------------
                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                        $5,008        $3,739,435
  Accounts receivable, net of allowance for doubtful accounts of $186,599
    (December 31,1995) and $55,070 (September 30, 1996)                                           773,329         1,254,571
  Inventories, net                                                                              1,109,250           961,294
  Other Current Assets                                                                            166,778           216,288

                                                                                            --------------  ----------------
      Total Current Assets                                                                      2,054,365         6,171,588

PROPERTY AND EQUIPMENT, net                                                                       288,527           249,371

INTANGIBLE ASSETS, net of accumulated amortization of $152,095
    (December 31, 1995) and $425,761 (September 30, 1996)                                       1,672,348         1,401,530

OTHER ASSETS                                                                                       25,000            25,000
                                                                                            --------------  ----------------
                                                                                               $4,040,240        $7,847,489
                                                                                            ==============  ================
LIABILITIES AND STOCKHOLDERS (DEFICIENCY) EQUITY

CURRENT LIABILITIES
  Accounts payable and other accrued liabilities                                               $1,364,490        $1,246,812
  Accrued interest-related parties                                                                649,901            63,005
  Amounts payable to ex-licensor                                                                  219,250           200,059

                                                                                            --------------  ----------------
      Total current liabilities                                                                 2,233,641         1,509,876

AMOUNTS PAYABLE TO EX-LICENSOR                                                                    219,295                 0
NOTES PAYABLE TO RELATED PARTIES                                                                5,273,872         1,420,000
COMMITMENTS AND OTHER CONTINGENCIES

STOCKHOLDERS' (DEFICIENCY) EQUITY
  Cumulative Series A preferred stock ($.01 par); 95,295 shares authorized; and
    95,295 and 0 shares outstanding as of December 31, 1995 and September 30,1996,                    953                 0
    respectively; (liquidation preference $4,764,750 at December 31, 1995)
  Cumulative Series B preferred stock ($.01 par); 55,000 shares authorized; and
     54,300 and 0 shares outstanding as of December 31, 1995 and September 30, 1996,
    respectively; (liquidation preference $2,715,000 at December 31, 1995)                            543                 0
  Common Stock, $.01 par value; 10,000,000 shares authorized;
    948,000 shares issued and outstanding at December 31, 1995
    4,514,918 shares issued and outstanding at September 30, 1996                                   9,480            45,149
  Additional paid in capital                                                                    6,995,448        16,501,762
  Accumulated deficit                                                                         (10,692,992)      (11,629,298)

                                                                                            --------------  ----------------
      Total Shareholders' (deficiency) equity                                                  (3,686,568)        4,917,613
                                                                                            --------------  ----------------
                                                                                               $4,040,240        $7,847,489
                                                                                            ==============  ================

                           MOTORVAC TECHNOLOGIES, INC
                             STATEMENT OF CASH FLOW


                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                ----------------------------    ----------------------------
                                                                  SEPT. 30       SEPT. 30         SEPT. 30       SEPT. 30
                                                                    1996           1995             1996            1995
                                                                -------------  -------------    -------------  -------------
CASH FLOW FROM OPERATION ACTIVITIES:
Net Loss                                                           ($126,902)     ($647,366)       ($936,306)   ($2,245,393)
Discounts earned for early payment to ex-licensor                    (79,993)                        (79,993)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                      117,403         44,117          348,264        145,811
  Loss on disposal of long term assets                                     0              0                0              0
  Net change in operation assets and liabilities:
    Accounts receivable                                             (230,865)      (497,655)        (481,242)      (341,933)
    Inventories                                                       47,315        178,810          147,956        130,909
    Other current assets, intangibles and other assets               (94,508)        14,193          (52,358)       (65,122)
    Interest payable to related parties                               36,340        122,571         (586,896)       377,085
    Accounts payable and other current liabilities                     9,750         46,821         (117,678)      (252,444)

                                                                -------------  -------------    -------------  -------------
  Net cash used in operating activities                             (321,460)      (738,509)      (1,758,253)    (2,251,087)
                                                                -------------  -------------    -------------  -------------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of equipment                                               (8,916)       (59,249)         (35,442)      (105,450)

CASH FLOW FROM FINANCING ACTIVITIES
  Net proceeds from issuance of 1,210,000 common stock               (25,867)             0        5,130,187              0
  Proceeds from issuance of notes payable to related parties               0        533,801          680,000      2,080,264
  (Increase) decrease in receivable from licensor                          0         20,154                0        188,701
  Payments to ex-licensor                                            (44,736)             0         (158,493)             0
  Repayment of notes to related parties                                    0              0         (123,572)             0
                                                                -------------  -------------    -------------  -------------
    Net cash provided by financing activities                        (70,603)       553,955        5,528,122      2,268,965
                                                                -------------  -------------    -------------  -------------

NET INCREASE (DECREASE) IN CASH                                     (400,979)      (243,803)       3,734,427        (87,572)

CASH AND CASH EQUIVALENTS, Beginning of period                     4,140,414        216,594            5,008         60,363

                                                                -------------  -------------    -------------  -------------
CASH AND CASH EQUIVALENTS, End of period                          $3,739,435       ($27,209)      $3,739,435       ($27,209)
                                                                =============  =============    =============  =============

SUPPLEMENTAL DISCLOSURES OF  CASH FLOW
  INFORMATION

    Interest paid                                                          0              0          836,423              0
                                                                =============  =============    =============  =============

    Income taxes paid                                                      0              0                0              0
                                                                =============  =============    =============  =============

    Conversion of Preferred Series A  Stock to Common Stock (net)                                  4,659,499
                                                                                                =============
    Conversion of Preferred Series B Stock to Common Stock (net)                                   2,170,425
                                                                                                =============
    Conversion of Notes Payable to related parties to Common Stock                                 4,410,300
                                                                                                =============
    Non Cash reduction in payable to ex-licensor                      79,993                          79,993
                                                                =============                   =============

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Notes to Unaudited Consolidated Financial Statements:

1.       Basis of Presentation

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

4.       Inventories

         Inventories, which include materials, supplies, labor and manufacturing overhead, are summarized as follows:

                                       December 31, 1995        September 30, 1996
                                       -----------------        ------------------
         Materials and supplies                  617,741                  830,920
         Work in process                         100,750                  100,751
         Finished product                        390,759                   29,623
                                       -----------------        -----------------
                                               1,109,250                  961,294
                                       =================        =================

5.       Restatement of Results

         During the 1996 year-end, the Company discovered a cost of sales adjustment that affected the quarterly results for the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996, as previously filed on Form10-QSB. The results, as previously reported and as restated for the quarter ended June 30, 1996, and the nine months ended September 30, 1996, are as follows:

                                        3 Months Ended 9/30/96             9 Months Ended 9/30/96
                                        ----------------------             ----------------------
                                     As Previously         As         As Previously           As
         Statement of Operations       Reported         Restated         Reported          Restated
         -----------------------       --------         --------         --------         ---------
         Sales                         2,650,581        2,650,581        5,821,421        5,821,421
         Cost of sales                 1,546,676        1,607,794        3,113,784        3,432,220
         Gross profit                  1,103,905        1,042,787        2,707,637        2,389,201
         Loss from operations            (82,315)        (143,433)        (452,636)        (771,072)
         Net loss                        (65,784)        (126,902)        (617,870)        (936,306)

          Balance Sheet
          -------------

         Inventory                                                       1,279,730          961,294
         Total current assets                                            6,490,024        6,171,588
         Total assets                                                    8,165,925        7,847,489
         Accumulated deficit                                           (11,310,862)     (11,629,298)
         Total Stockholders'
            (Deficiency) Equity                                          5,236,049        4,917,613
         Total Liabilities and
            Stockholders' (Deficiency) Equity                            8,165,925        7,847,489

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

RESULTS OF OPERATIONS

   Comparison of Three Months Ended September 30, 1996 and 1995

         Net Sales.   Net sales for the three months ended September 30, 1996
increased $1,166,777 (approximately 78.6%) to $2,650,581 from $1,483,804 for the three months ended September 30, 1995. This sales increase was due to increases in both Domestic and International sales, with Domestic sales up 111.6% and International sales up 12.1% from the same period last year. This sales increase was due to an increase in machine sales to the Company's largest customer in the U.S., the addition of John Bean Company as a distributor in the U.S., and an increase in machine and detergent sales to a number of International customers.

         For the three months ended September 30, 1996, Domestic sales were
$2,100,212 and International sales  were $550,369.   For the three months ended
September 30, 1995, Domestic sales were $992,752, and International sales were $491,052.

         Cost of Sales. Cost of sales for the three months ended September 30, 1996 increased by $603,551 (approximately 60.1%) to $1,607,794 from $1,004,243 for the three months ended September 30, 1995. The primary reason for the increase is the sales increase of approximately 78.6% for the same period.

         Gross Profit.   Gross profit for the three months ended September 30,
1996 increased by $563,226 (approximately 117.4%) to $1,042,787 from $479,561 for the three months ended September 30, 1995. The primary reason for the increase was the increase in the sales volume, and reductions in royalties, freight and labor, which were partially offset by a cost increase of one component which affected costs of sales late in the quarter.

         Operating Expenses. Operating expenses increased by $204,077 (approximately 20.8%) from $982,143 for the three months ended September 30, 1995, to $1,186,220 for the three months ended September 30, 1996. The increase was primarily attributable to legal and litigation costs associated with the DeCarbon Australia Pty Ltd. litigation (see Part II, Item 1), which accounted for $195,179 of the $204,077 increase.

         Loss From Operations. As a result of the above, the loss from operations for the three months ended September 30, 1996 of $143,433 improved by $359,149 (approximately 71.4%) from a loss of $502,582 for the three months ended September 30, 1995.

         Interest. Interest (net) revenue for the three months ended September 30, 1996 of $16,531 improved by $161,325 (approximately 111.4%) from interest expense of $144,794 for the three months ended September 30, 1995. This improvement was a result of the conversion of $4,410,300 of notes payable to EMIIC which were converted to Common Stock at the IPO price on April 25, 1996, and interest income the Company earned on the IPO proceeds.

         Net Loss.   The net loss for the three months ended September 30, 1996 of $126,902 improved by $520,474 (approximately 80.4%) from a net loss of $647,376 for the three months ended September 30, 1995.

Comparison of Nine Months Ended September 30, 1996 and 1995

         Net Sales.   Net sales for the nine months ended September 30, 1996
increased $2,293,822 (approximately 65.0%) to $5,821,421 from $3,527,599 for
the nine months ended September 30, 1995.    This sales increase was due to
increases in both Domestic and International sales, with Domestic sales up 92.4% and International sales up 28.9% from the same period last year.

         Domestic sales for the nine months ended September 30, 1996 were $3,862,797, and International sales for the same period were $1,958,624. For the nine months ended September 30, 1995, Domestic sales were $2,007,819, and International sales were $1,519,780.

         Cost of Sales. Cost of sales for the nine months ended September 30, 1996 increased by $1,204,970 (approximately 54.1%) to $3,432,220 from
$2,227,250 for the nine months ended September 30, 1995. The primary reason for the cost of sales increase was the 65% increase in sales for the same period.


         Gross Profit.   Gross profit for the nine months ended September 30,
1996 increased $1,088,852 (approximately 83.7%) to $2,389,201 from $1,300,349 for the nine months ended September 30, 1995. The primary reason for this was the increase in the sales volume, the improvement in the sales mix (with a larger increase in detergent sales than machine sales), and a reduction in royalties.

         Operating Expenses.   Operating expenses for the nine months ended
September 30, 1996 of $3,160,273 increased by only $326 (approximately 0%) from $3,159,947 for the nine months ended September 30, 1995. This increase was due mostly to higher legal and litigation costs offset by reductions in numerous other expense categories, mostly General and Administrative expenses.

         Loss From Operations. As a result of the above, the loss from operations for the nine months ended September 30, 1996 improved by $1,088,526 (approximately 58.5%) to a loss of $771,072 from a loss of $1,859,598 for the nine months ended September 30, 1995.

         Interest. Interest (net) expense for the nine months ended September 30, 1996 decreased by $220,561 (approximately 57.2%) to $165,234 from $385,795 for the nine months ended September 30, 1995. The primary reason for the decrease was the conversion of the EMIIC debt at the time of the IPO and interest earned on the IPO proceeds.

         Net Loss.   The net loss for the nine months ended September 30, 1996
improved by $1,309,087 (approximately 58.3%) to $936,306 from a loss of $2,245,393 for the nine months ended September 30, 1995.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is hereby made to the discussion under the heading "Item 1. Legal Proceedings" in the Company's Form 10-QSB for the quarter ended March 31, 1996 for information regarding the matter entitled DeCarbon Australia Pty. Ltd.
v. MotorVac Technologies, Inc. (Case No. 764248). The Company has filed Cross-Complaints against both DeCarbon and Robert L. Fisher, alleging generally breach of contracts, trademark infringement, misappropriation of trade secrets and unfair competition. Fisher, in turn, has cross-complained against the Company generally for libel, slander, unfair competition and breach of an indemnity agreement.

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

ITEM 5.  RESTATEMENT OF RESULTS

         During the 1996 year-end, the Company discovered a cost of sales adjustment that affected the quarterly results for the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996, as previously filed on Form10-QSB. The results, as previously reported and as restated for the quarter ended June 30, 1996, and the nine months ended September 30, 1996, are as follows:

                                        3 Months Ended 9/30/96              9 Months Ended 9/30/96
                                        ----------------------              ----------------------
                                    As Previously         As            As Previously         As
       Statement of Operations         Reported         Restated          Reported         Restated
       -----------------------         --------         --------          --------         ---------
         Sales                         2,650,581        2,650,581        5,821,421        5,821,421
         Cost of sales                 1,546,676        1,607,794        3,113,784        3,432,220
         Gross profit                  1,103,905        1,042,787        2,707,637        2,389,201
         Loss from operations            (82,315)        (143,433)        (452,636)        (771,072)
         Net loss                        (65,784)        (126,902)        (617,870)        (936,306)

      Balance Sheet
      -------------

         Inventory                                                       1,279,730          961,294
         Total current assets                                            6,490,024        6,171,588
         Total assets                                                    8,165,925        7,847,489
         Accumulated deficit                                           (11,310,862)     (11,629,298)
         Total Stockholders'
            (Deficiency) Equity                                          5,236,049        4,917,613
         Total Liabilities and
            Stockholders' (Deficiency) Equity                            8,165,925        7,847,489

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      3.1     Amended and Restated Certificate of Incorporation
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

         10.1 Letter Agreement dated September 15, 1996, by and between the Registrant and Automotive Diagnostics canceling the Products Distribution Agreement dated November 16, 1995, along with the Product Labeling Agreement (incorporated by reference to the Form 10-QSB for the period ended September 30, 1996, filed November 1, 1996).

         10.2 Products Distribution Agreement dated September 15, 1996, by and between the Registrant and Cartek International, Inc., covering the territory of South and Central America and the Caribbean, with the exception of Brazil, Mexico and Puerto Rico (incorporated by reference to the Form 10-QSB for the period ended September 30, 1996, filed November 1, 1996).

         10.3 First Amendment to Purchase Agreement dated September 30, 1996, between the Registrant, International Turbo Center, Inc., and Enviromotive, Inc. (incorporated by reference to the Form 10-QSB for the period ended September 30, 1996, filed November 1, 1996).

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

Date:    March 18, 1997



By:         s/ Allan T. Maguire
      -----------------------------------------------------------
         Allan T. Maguire, Vice President of Finance,
         Chief Financial Officer, Treasurer and Secretary

Date:    March 18, 1997

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

         10.1 Letter Agreement dated September 15, 1996, by and between the Registrant and Automotive Diagnostics canceling the Products Distribution Agreement dated November 16, 1995, along with the Product Labeling Agreement (incorporated by reference to the Form 10-QSB for the period ended September 30, 1996, filed November 1, 1996).

         10.2 Products Distribution Agreement dated September 15, 1996, by and between the Registrant and Cartek International, Inc., covering the territory of South and Central America and the Caribbean, with the exception of Brazil, Mexico and Puerto Rico (incorporated by reference to the Form 10-QSB for the period ended September 30, 1996, filed November 1, 1996).

         10.3 First Amendment to Purchase Agreement dated September 30, 1996, between the Registrant, International Turbo Center, Inc., and Enviromotive, Inc. (incorporated by reference to the Form 10-QSB for the period ended September 30, 1996, filed November 1, 1996).

         11.1    Statement of Calculation of Pro Forma Net Loss Per Share.

         27.1 Financial Data Schedule in accordance with Article 5 of Regulation SX.