Form 10KSB
period 1996-12-31
MOTORVAC TECHNOLOGIES INC
filed 1997-03-31
CIK 915846

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  FOR THE FISCAL YEAR ENDED                               COMMISSION FILE NO.
         DECEMBER 31, 1996                                       000-28112

                           MOTORVAC TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its Charter)

          DELAWARE                                         33-0522018
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

                1431 S. Village Way, Santa Ana, California 92705
               (Address of Principal Executive Offices)(Zip Code)

                    Issuer's telephone number: (714) 558-4822

     Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 Par Value
--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---
Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal period ended December 31, 1996 were $8,242,735.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of February 3, 1997, was $8,681,030. Shares of common stock held by each officer and director and by each person who owns 5% of more of the outstanding common stock of the Company have been excluded because such persons may be deemed to be affiliates.

The total number of shares outstanding of the Issuer's Common Stock was 4,514,918 as of March 25, 1997.
-------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

Issuer's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Issuer's 1997 Annual Meeting of Stockholders is incorporated herein by reference into Part III of this report.

                           MOTORVAC TECHNOLOGIES, INC.
                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1996
                                TABLE OF CONTENTS


       Item
       Number                                                                                          Page
       ------                                                                                          ----

                                     PART I

         1.       Description of Business........................................................        3
         2.       Description of Property........................................................       21
         3.       Legal Proceedings..............................................................       22
         4.       Submission of Matters to a Vote of Security Holders............................       22

                                     PART II

         5.       Market for Common Equity and Related Stockholders Matters......................       23
         6.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................       23
         7.       Financial Statements...........................................................       27
         8.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures...........................................       27

                                    PART III

         9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................       27
         10.      Executive Compensation.........................................................       27
         11.      Security Ownership of Certain Beneficial Owners and Management.................       27
         12.      Certain Relationships and Related Transactions.................................       27

                                     PART IV

         13.      Exhibits, Lists and Reports on Form 8-K........................................       28
                  Signatures.....................................................................       32
                  Power of Attorney..............................................................       32

                                     PART I



This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such statements shall be protected by the safe harbors provided for in such sections. Such statements are subject to risks and uncertainties that could cause actual results to vary materially from those projected in the forward-looking statements. The Company may experience significant fluctuations in future operating results due to a number of economic, competitive, governmental and technological factors, including, among other things, changes in laws, the size and timing of customer orders, new or increased competition, delays in new product enhancements and new product introductions, quality control difficulties, changes in market demand, market acceptance of new products, product returns, seasonality in product purchases by distributors and end users, and pricing trends in the automotive after-market industry in general, and in specific, markets in which the Company is active. Any of these factors, or others, could cause operating results to vary significantly from those in prior periods, and those projected in the forward-looking statements. Additional information with respect to these and other factors which could materially affect the Company and its operations is included in the Company's filings with the Securities and Exchange Commission, including the Registration Statement on Form SB-2 dated April 25, 1996 and any subsequent filings.



ITEM 1.           DESCRIPTION OF BUSINESS.

         MotorVac Technologies, Inc. (the "Company") designs, develops, assembles, markets and sells the MotorVac CarbonClean System for the diagnosis, maintenance and repair of internal combustion engine fuel systems primarily for the automotive after-market repair and service industry. The MotorVac CarbonClean System is comprised of a fuel system cleaning machine and a proprietary cleaning detergent. Servicing an engine with the MotorVac CarbonClean System enhances engine performance by removing dirt, carbon deposits and other contaminants from fuel systems of both gasoline and diesel-powered engines. Additionally, the MotorVac CarbonClean System's diagnostic capabilities help to insure fuel system safety and reliability by allowing the technician to check fuel pressure, fuel volume and system leak down (internal fuel pressure system loss). The Company believes that its MotorVac CarbonClean System advances both the vehicle manufacturers' mandated goal to develop efficient fuel distribution systems that meet increasingly stringent state and federal emission requirements and customer demands for enhanced engine performance and improved fuel economy.

         The Company was incorporated in the State of Delaware on June 19, 1992 as CarbonClean Corporation. In August 1992, the Company acquired certain assets from Enviromotive Inc. ("EMI"), an independent third party, which, in February 1992, had acquired the assets from the Chapter 11 Trustee in the Parker Automotive Corporation bankruptcy proceeding. At the same time, a then existing affiliate of the Company licensed from EMI the worldwide rights to utilize certain patent rights and certain trademarks and service marks, including the name "CarbonClean" (collectively, the "EMI Property"), and the affiliate of the Company sublicensed to the Company the right to utilize the EMI Property in the United States and Canada. In March 1993, CarbonClean Corporation changed its name to MotorVac Technologies, Inc. The tradename MotorVac is used by the Company throughout North America. The Company also uses the tradename CarbonClean in North America, but the Company uses the CarbonClean name outside of the United States and Canada because the Company believes the tradename CarbonClean has stronger brand name recognition outside the United States and Canada. Through a series of restructurings effected in 1994 and 1995, the Company acquired the license to utilize the EMI property worldwide. Effective as of December 31, 1995, the Company purchased all of the EMI Property from EMI.

INDUSTRY OVERVIEW

         The Fuel System Contamination Problem. Today's engines are computer controlled and, although generally effective in providing reliable performance and reasonable fuel mileage while complying with applicable state and federal emission standards, they provide little opportunity for adjustment when driveability problems occur. Specifically, fuel system contamination causes problems such as knocking, pinging, rough idle, and high speed miss. All fuel system components, from the intake through the fuel rail, injector screens, injector pintel, intake valves, combustion chamber, O2 sensor and catalytic converters, are impacted by the contamination caused by dirt and carbon build-up in the fuel system.

         The Company believes that the automotive service and repair industry, along with vehicle owners, are experiencing some or all of the following problems:

         - Driveability Problems. A driveability problem is present when a vehicle is not performing well and the problem is difficult to solve or repair. Typically, these problems are caused by a computer problem, a transmission problem, or a fuel system problem. Additionally, automotive manufacturers do not generally recommend regular cleaning of the vehicle's fuel system with available solvents because of the potential damaging effect that some of these solvents may have on engine parts.

         - Tune-Ups. Tune-ups are presently done as preventive maintenance and do not usually correct or reduce driveability problems with today's engines. Generally, all that can be done on today's engines is replace the spark plugs because many engines have no distributors or plug wires and the ignition timing is set at the factory and controlled by the vehicle's on-board computer.

         - Emissions. In response to emission programs established in most states, emission testing and repair has become a major profit center for many automotive service and repair facilities. However, most automotive service and repair facilities do not currently have a complete fuel system cleaning service available to repair vehicles that, when tested on existing emissions equipment, exhibit no parts failures but nevertheless fail inspection.

         - Profitability. Automotive service and repair facilities need maintenance services that are easily performed by their technicians, are profitable for the facility and provide a noticeable difference in performance to the consumer, particularly given the declining necessity for a tune-up on today's computer-controlled engines.

         - Maintaining Customer Satisfaction. Repeat and referral business is critical to the automotive service and repair facility's survival. Because most automotive service and repair facilities do not currently have a cost effective solution for addressing many driveability problems, the Company believes that a cost effective solution that enhances vehicle performance is central to increased customer satisfaction and a stable customer base.


         Current Market Solution. In addition to the Company's products, there are presently three main product lines broadly available to address the market opportunity created by the fuel system contamination problem:

                  The first product solution is positioned as a fuel tank additive and marketed as a fuel system cleaner by such companies as Wynn's International, Inc., First Brands Corporation (which markets and sells STP) and Pennzoil Company (which markets and sells GUMOUT).

                  The second product solution is presented by national brands of gasoline, such as Chevron with Techron and Mobil, that include additives that purport to clean fuel injectors and other parts of the fuel system.

                  The third product solution currently offered by companies such as Borg Warner and Champion are pressurized spray cans that contain solvents which are sprayed into the engine's fuel system, usually without the aid of any mechanical process regulating pressure and flow or longevity of the cleaning process.

         The Company believes that the foregoing methods provide an incomplete solution to the fuel system contamination problem primarily because (i) they usually introduce the cleaning additive in a more diluted form than the MotorVac CarbonClean System and/or (ii) the cleaning additive does not remain in the fuel system during the cleaning process for as long a period of time as with the MotorVac CarbonClean System. The Company believes that the industry is now faced with a rapidly growing problem that requires a solution not offered by existing products. The MotorVac CarbonClean System provides a complete all-in-one fuel system service, diagnostic and cleaning solution which the Company believes is positioned to effectively address this market opportunity.

         The MotorVac CarbonClean System Solution. The Company markets and sells the MotorVac CarbonClean System for the diagnosis, maintenance and repair of both gasoline and diesel engine fuel systems. The MotorVac CarbonClean System is comprised of a machine and a proprietary detergent. Servicing an engine with the MotorVac CarbonClean System simultaneously accomplishes two goals:

                  Diagnosis. The MotorVac CarbonClean System is a fuel system diagnostic tool that allows the technician to check fuel pressure, fuel volume, system leak down and fuel pump "dead-head" test in order to identify problems and ensure overall system reliability and safety.

         The MotorVac CarbonClean System cleans the entire fuel system in gasoline engines with a three-step process:

                  (1) The first step recirculates the detergent and gas mixture through the fuel rail, behind the regulator and over the top of the injector openings (where the tiny injector screens are located) or the throttle plat carburetor and choke system. During this step, the MotorVac CarbonClean machine pulses the mixture in the rail which vacuums off the debris lodged in the injector screens and filters contaminants through the machine's on-board filtering system.

                  (2) The second step in the cleaning process uses the Company's intake cleaning kit to coat the inside of the air intake manifold and idle air control opening. This removes the build-up that causes stalling and hesitation.

                  (3) The third and final step is as simple as starting the engine and letting it idle. The fuel keeps the engine running while the detergent/gas mixture passes through and cleans the injectors intake valves, combustion chambers and exhaust valves by removing soft carbon and other contaminants. Because the detergent survives combustion, the exhaust gases carry the detergent as steam, which cleans the O2 sensor and catalytic converter before dissipating. In addition, the service and detergent are safe on all engine components and will not harm injectors or any sensitive computer components.

                  Repair. The MotorVac CarbonClean System is a repair tool that enhances engine performance by removing dirt and carbon deposits through a three-step process from the complete fuel system (air intake through the fuel rail, throttle plate, idle control devices, injector screens and pintel, intake valves, combustion chamber, O2 sensor, catalytic converters and exhaust system components). Central to the cleaning process is the MotorVac CarbonClean detergent, which is a proprietary detergent that is safe for use in all engines and survives combustion, thereby cleaning the entire fuel system from the air intake through the catalytic converter.

MOTORVAC'S PRODUCTS

         The MotorVac CarbonClean System--Product Overview.

         The Company markets and sells internal combustion engine fuel system cleaning systems for both gasoline and diesel-powered engines under the tradenames MotorVac CarbonClean System in the United States and Canada and CarbonClean System in other international markets. The MotorVac CarbonClean System is comprised of fuel system cleaning machines and proprietary cleaning detergents designed for both gasoline and diesel engines.

         The gasoline system machine is a 12-volt powered 2-line cleaning system which connects to the engine through vehicle specific adapters for all types of carbureted and fuel-injected engines. The machine passes a detergent and gas mixture over the components of the fuel system. With gasoline systems, the gasoline to detergent mixture is generally three to one. With the engine off, the system removes both organic and inorganic fuel deposits that build up in the fuel rail, injector screens, and pressure regulator areas while filtering the contaminants through the on-board filtering system. With the engine idling, the solution passes through the injectors or carburetor jets and into the engine's combustion chambers. Carbon, gum and varnishes built up in these areas are softened and removed, and then passed out the exhaust.

         The Company markets its diesel engine cleaning system under the tradename Industrial Diesel Tune ("IDT"), which is comprised of a patented diesel engine cleaning machine and a proprietary diesel detergent. The machine is a 2-line cleaning system that connects to the engine through specific adapters temporarily taking the place of the engine's fuel tank. The IDT passes a concentrated mixture of MotorVac3D cleaning detergent and diesel fuel through the components of the fuel system while the engine is running. With diesel systems, the diesel fuel to detergent mixture is generally one to one. The system removes both organic and inorganic fuel deposits that build up in the fuel injectors, injection pumps and combustion chambers. Carbon, gum and varnishes in the upper engine are softened and removed during combustion and then passed out of the exhaust.

         The Company believes that its proprietary cleaning detergent is the safest and most effective engine fuel system cleaner on the market. It is safe for use on all engine components and will not harm injectors or any sensitive computer components. The Company has obtained test results that indicate that the MotorVac CarbonClean System improves the performance of the vehicle, increases fuel mileage and reduces harmful emissions. Because of these results, the Company refers to the MotorVac CarbonClean service as "The Tune-Up of the 90's."

         During the twelve-month year ended December 31, 1995, the Company derived approximately 77% of its total sales from sales of fuel system cleaning machines, approximately 17% of its total sales from sales of fuel system cleaning detergents and approximately 6% of its total sales from sales of adapters and parts. During the Company's fiscal year ended December 31, 1996, the Company derived approximately 75% of its total sales from the sale of fuel system cleaning machines, approximately 22% of total sales from the sales of fuel system cleaning detergent, and 3% of its total sales from adapters and parts.

         Fuel System Cleaning Machines. The Company markets and sells a number of different models of the MotorVac CarbonClean fuel system cleaning machine for gasoline engines as described below:

                                                                                                    SUGGESTED
MODEL                                                   DESCRIPTION                                RETAIL PRICES

MCS400                     Sold in the United States and Canada through independent                  $4,495
                           automotive distributors.  This unit is housed in a metal
                           cabinet, uses analog displays and is manually controlled.

EEFS100A                   A patented system distributed exclusively by Sun/Snap-On.                 $4,495
                           Performs same functions as MCS400 but with microprocessor
                           controls, digital and analog readouts and a composite cabinet.

EEFS302A                   Distributed in Canada and Japan by Snap-On.  Identical to the             $5,495
                            EEFS100A except for brand name.                                   (Canadian Dollars)

ECS300e                    Marketed under the CarbonClean brand name in over 55                  Approximately $4,000
                           countries worldwide.  Performs same functions as MCS400                 (estimate may vary
                            in a different style cabinet.                                           depending upon
                                                                                                    country, duties
                                                                                                    and freight)

CarbonClean                Marketed as the CarbonClean System II and is the Company's            Approximately $2,500
System II,                 international entry-level product designed with fewer features          (estimate may vary
Model LE1                  for use with less sophisticated fuel systems.   It is a compact          depending upon
                           portable version of the ECS300e.                                         country, duties
                                                                                                     and freight)

ProLine 500                Distributed in the United States, Canada and Europe by                    $4,495
                           John Bean Company.  Identical to the MCS400 except for
                           cranberry-colored cabinet and brand name.


         The Company markets and sells the MotorVac CarbonClean fuel system cleaning machine for diesel engines under the tradename Industrial Diesel Tune or IDT. The Company markets three models of the IDT, each of which is specifically designed and patented for use with all sizes and makes of diesel engines as described below:

                                                                                                      SUGGESTED
MODEL                                                   DESCRIPTION                                 RETAIL PRICES


IDT 4000                   Sold in the United States and Canada under the MotorVac                   $4,495
                           brand name.

IDT 4000i                  Marketed under the CarbonClean brand name in over 55                Approximately $4,000
                           countries worldwide.  Identical to IDT 4000 except for                  (estimate may vary
                           brand name.                                                             depending upon
                                                                                                   country, duties
                                                                                                   and freight)

EEFS103A                   A patented system distributed exclusively by Sun/Snap-On.                 $4,495
                           Identical to IDT 4000 except for brand name.

ProLine 550                Distributed in the United States, Canada and Europe by                    $4,495
                           John Bean Company.  Identical to the IDT 4000 except for
                           cranberry-colored cabinet and brand name.



         The Company also markets and sells both separately and together with its fuel system cleaning machines, standard and deluxe adapter kits which allow the Company's fuel system cleaning machines to be connected to the fuel system lines of most vehicles on the road today.

         Product Warranties. The Company offers a limited warranty covering parts for a period of one year from the date of sale on all equipment distributed in the United States. For equipment delivered internationally, the Company provides a limited parts warranty only for a period of either 12 or 18 months from the date of shipment. The Company also offers a limited warranty for a period of one year for all of its proprietary fuel system detergents. The Company's warranties generally provide that, in the case of defects in material or workmanship, the Company will, at its option, replace or repair the defective product without charge. The Company's warranty provides that it is void if any detergent other than the Company's detergents are utilized in the Company's fuel system cleaning machines. During the Company's fiscal year ended December 31, 1996, the Company's aggregate warranty expense was approximately $41,000. During the Company's fiscal year ended December 31, 1995, the Company's aggregate warranty expense was approximately $53,000. There can be no assurance that future warranty expense will not have an adverse effect on the Company's results of operations or financial condition. The Company currently maintains product liability insurance for its products worldwide, with limits of $10,000,000 per occurrence and $11,000,000 in the aggregate per annum. Such coverage is becoming increasingly expensive and there can be no assurance that the Company's insurance will be adequate to cover future product liability claims, or that the Company will be able to maintain adequate product liability insurance at commercially reasonable rates. The Company may be exposed to potential significant product liability claims by its customers and users of its products. See "Risk Factors--Risk of Product Liability."

         Fuel System Cleaning Detergents. The Company markets and sells its proprietary fuel system detergents for both the United States and international markets utilizing different tradenames in different markets as described below. All of the Company's detergents clean dirt, varnish, waxes, carbon and other types of contaminants that build up in critical areas of the engine. The Company's detergents will not damage vehicle surfaces or paint, and are safe for use on all engine fuel system components (will not harm injectors or any sensitive computer components).

                                                                                                      SUGGESTED
DETERGENT                                      DESCRIPTION                                         RETAIL PRICES


MotorVac3                  The Company's original gasoline engine detergent for                  $100.00 per case
                           use in MotorVac CarbonClean machines, as well as for                  of twelve
                           use in any other fuel system service tool that requires a             eight-ounce bottles
                           fuel cleaning mixture.  MotorVac3 is also marketed in
                           international markets as CarbonClean Gas Detergent.
                           The Company also distributes MotorVac3 under the
                           tradename MotorVac Carbon Clean System Detergent
                           and Top Engine Cleaner exclusively through Snap-On.


 MotorVac4                 The Company's newest formulation of detergent for                     $110.00 per case
                           decoking intake plenums and cleaning throttle plates                  of twelve
                           and idle bypass circuits.  Also a suitable replacement                eight-ounce bottles
                           for any top engine application requirement.  MotorVac4
                           is designed to work with the Company's ICS intake
                           cleaning system kit.

MotorVac 3D                Specially formulated to address the unique conditions                 $180.00 per case
                           that exist in diesel engines and designed to safely                   of twelve
                           increase horsepower and lower opacity as well as                      sixteen-ounce cans
                           increase fuel mileage.  MotorVac 3D is also marketed
                           in international markets under the name CarbonClean
                           Diesel Detergent.

ICS Intake                 Designed to remove the build-up of residues in the air                    $79.95
Cleaning System            intake manifold of fuel injected engines and the air
                           intake on carbureted engines. Used as part of the
                           MotorVac CarbonClean System to coat the inside of the
                           air intake manifold and idle air control opening in
                           order to remove build-up that causes stalling and
                           hesitation. Also sold as a separate product for use
                           independently from the MotorVac CarbonClean System.
                           Consists of a reusable pressure sprayer, an
                           eight-ounce bottle of MotorVac4 and an applicator
                           tube with perforations at the tip.


PRODUCT DISTRIBUTION

         The Company's products are currently sold through a national and international distribution network consisting primarily of the categories described below:

         Snap-On Incorporated/Sun Electric Corporation Division. The Company sells the MotorVac CarbonClean System Model Nos. EEFS100A and EEFS103A to the Sun Electric Corporation Division ("Sun") of Snap-On, Incorporated ("Snap-On") and the MotorVac CarbonClean Detergent and Top Engine Cleaner to Snap-On for distribution through Snap-On's tool and equipment network, made up in the U.S. of approximately 3,800 Snap-On dealers and approximately 325 Sun tech reps selling to approximately 300,000 automotive after-market consumers. The Company also sells the MotorVac CarbonClean System, Model No. EEFS302A and Model No. EEFS301A to Snap-On Canada with the Snap-On Detergent and Top Engine Cleaner.

         Snap-On is a leading manufacturer and distributor of high-quality hand tools, power tools, tool storage products, diagnostics and shop equipment and information services primarily for use by professional technicians. Snap- On markets the Company's MotorVac CarbonClean System and MotorVac CarbonClean Detergent and Top Engine Cleaner to individual automotive technicians, shop owners and professional equipment users for use in automotive service and repair shops, industrial and governmental entities and original equipment manufacturers, throughout the United States and Canada. Snap-On also distributes the Industrial Diesel Tune System and MotorVac Diesel Detergent, the Company's proprietary diesel detergent, through its approximately 400-person industrial and governmental sales network.

         The Company entered into an Exclusive Distribution Agreement dated as of April 10, 1995 (the "Snap-On Distribution Agreement") with Snap-On. Pursuant to the Snap-On Distribution Agreement, the Company appointed Snap-On as its exclusive distributor in the United States and Canada of the Company's engine cleaning system (the "Sun System"), fuel system detergent and enhanced adapter kit when marketed under the names "MotorVac CarbonClean System Model No. EEFS100A" and "MotorVac CarbonClean System Cleaning Detergent and Top Engine Cleaner, distributed exclusively by Snap-On." The Company has the right, however, to enter into other distribution arrangements in the United States and Canada for machines that perform the same functions as the Sun System being sold through Snap-On and for its fuel system detergent in the same formulation as that sold to Snap-On in any size container other than the 32-oz. container, provided that the machines are not identical in design to the Sun System and that the machines and detergent are marketed under a name other than "MotorVac CarbonClean System Model No. EEFS100A" and "MotorVac CarbonClean System Cleaning Detergent and Top Engine Cleaner, distributed exclusively by Snap-On," respectively. In order to maintain its exclusivity, Snap-On must meet minimum purchase requirements set forth in the Snap-On Distribution Agreement. If Snap-On fails to meet the minimum purchase requirements, the Company's sole remedy is to withdraw Snap-On's exclusivity and to increase the purchase price for the Sun System and the detergent in accordance with the Snap-On Distribution Agreement. The Snap-On Distribution Agreement expires on April 10, 1998 but is automatically renewable for additional one-year terms unless either party gives written notice of cancellation within sixty (60) days prior to the expiration of such term. In addition, the agreement may be terminated prior to such dates in the event of certain defaults by the Company or Snap-On.

         John Bean Company. The Company sells the MotorVac CarbonClean System Model Numbers ProLine 500 and ProLine 550, and MotorVac CarbonClean Detergent through John Bean Company's sales and distribution network in the United States, Canada and in a number of international markets. John Bean Company ("John Bean") is a division of Snap-On Incorporated and is a leading manufacturer of under-car and under-hood maintenance and diagnostic equipment with approximately 60 distributors worldwide. John Bean markets the Company's products to automotive service and repair shops throughout the United States and Canada and certain other international markets.

         Other Independent Distributors. The Company also markets the MotorVac CarbonClean System throughout the United States and Canada through a small network of independent distributors. In addition, the Company markets the CarbonClean System in over 55 countries worldwide through local and , in some cases, multinational independent distributors. The Company sells its products to a number of distributors covering the United States, Canada and many other international markets, including, but not limited to, Australia, New Zealand, China, Taiwan, Korea, Japan, India, Indonesia, the Philippines, Poland, Greece, Turkey, Italy, France, Great Britain, Germany, a number of Middle Eastern and African countries, South America, Mexico and others.

         In general, the Company's international distribution agreements provide that the distributor has the exclusive right to sell and distribute the Company's products within the specified territory . The distribution agreements generally include minimum performance goals that, if not met, entitle the Company to terminate the agreements. The distribution agreements generally have initial terms of three (3) years which are automatically extendible for successive one-year periods unless either party gives written notice of termination a specified number of days prior to the expiration of the then-effective term. The distribution agreements generally provide that the distributor must obtain all of its supply of products from the Company. Furthermore, the distribution agreements generally provide that the distributor may not sell other products in the territory that are similar to or competitive with the Company's products and that during the term of the agreement and any extensions thereto, and for a period of three (3) years after termination of the distribution agreement, the distributor will not replicate, sell or manufacture any cleaning solution or fuel system cleaning machines for use with the Company's system.

         By selling its products through independent distribution channels, the Company is able to target broader markets for its products while avoiding the expense of supporting a large in-house sales force. During the fiscal years ended December 31, 1995 and December 31, 1996, respectively, sales of the Company's products to Sun Equipment, a division of Snap-On Incorporated, accounted for approximately 45% and 51%, respectively, of the Company's net sales. No other distributor or customer accounted for more than 10% of the Company's net sales in the fiscal years ended December 31, 1995 and December 31, 1996.


SALES

         The Company maintains a highly responsive sales, technical support and service staff. The Company's customer service department is divided into two departments, a technical service department and an order entry department. The Company's technical service department is open from 7:00 a.m. to 6:00 p.m., California time, daily for service inquiries and technical assistance and maintains toll free (800) hot lines for the Company's distributors, customers and service technicians. In addition, the Company maintains an order entry department which handles customer inquiries for advertising, order entry and invoicing. The Company provides customers and distributors with toll free telephone sales and technical support, an account representative for orders, and shipping and general information. Technical and sales support personnel receive training in all of the Company's products and services.

         The Company's sales department is divided into two divisions, one for the United States and Canada and one for other international markets. The Company employs six Regional Managers in the United States, one Regional Manager in Canada, and two Industrial Diesel Tune Specialists. Regional Managers are responsible for training and sales support for the Sun/Snap-On and John Bean Company sales group. The Industrial Diesel Tune specialists are responsible for developing, educating and establishing the MotorVac CarbonClean System via the Snap-On Industrial Sales group and John Bean Company specialty distributors. The Company divides the United States into six regional areas in automotive and two industrial areas in diesel, which report to the Company's Vice President, Marketing and Sales. The Company also has a National Account Manager who is responsible for developing the national distribution network with Snap-On's and other distributors' National Account Managers. National accounts to which the Company is currently selling through Snap-On or through John Bean include Goodyear, Hyundai and Canadian Tire. Generally, the Company's terms of sales in the United States and Canada are net 30 days, FOB the Company's facilities in Santa Ana, California.

         The Company's international sales department is comprised of a Managing Director of International Sales, who is directly responsible for South America, Central America and Asia, and a Director of International Sales responsible for Europe, the Middle East, Africa and India. Terms of sales in the international markets generally require payment in full in advance or delivery of irrevocable letters of credit. Some international sales are made on a net 30-day basis with freight paid by the distributor and shipped FOB warehouse or FOB port of export. The Company seeks to expand its international sales by addressing selected foreign markets and securing foreign distribution channels for its products. For the fiscal year ended December 31, 1996 and the nine months ended December 31, 1995, international sales accounted for approximately 29% and 28%, respectively, of the Company's net sales.


MARKETING

         Market Segments.   The following provides a brief general discussion of
the various target markets for the Company's products:

         Automotive Service and Repair Shops. This market consists primarily of automotive service and repair shops, including independent, chain and dealership facilities. The Company estimates that there are over 300,000 automotive service and repair shops in the United States and Canada and approximately 1.5 million in other international countries. Locations that are targeted in this segment include automobile dealerships, repair garages, service stations, and specialty repair and service shops. In the United States, the Company's products can be found in Goodyear shops, Precision Tune shops and SpeeDee Oil Change and Tune-Up shops, as well as many independent repair and service shops. In Canada, the Company's products can be found in Canadian Tire shops, as well as many independent repair and service locations. From April 1, 1994 to December 31, 1995, the Company sold approximately 2,228 MotorVac CarbonClean Systems in the United States and Canada, and approximately 2,093 in other international markets. For the year ended December 31, 1996, the Company sold approximately 3,126 MotorVac CarbonClean Systems in the United States and Canada, and 886 in other international markets. To date, this market segment has been the primary focus of the Company's marketing efforts.

         Fleet Operators. This segment is comprised of over 585,000 fleets in the United States, according to Fleet Owner Magazine. In its 1997 media kit, Fleet Owner Magazine estimated that these fleets contain approximately seven (7) million cars, trucks, buses and vans and are comprised of government and public utility vehicles, trucking and public transportation companies, taxis and other livery services. The Company believes this market offers significant potential due to the MotorVac CarbonClean System's ease of operation and proven ability to reduce fuel costs, maintenance and harmful emissions while potentially lengthening vehicle life. An independent test conducted in early 1996 showed an average 14% increase in miles per gallon for a fleet of trucks following service with the Company's MotorVac CarbonClean System.

         Governmental Agencies. The Company believes that fleets of vehicles operated by the United States and foreign governmental agencies, such as the postal service and military agencies, represent a significant potential market for both the Company's gasoline and diesel engine products. To date, the Company has not expended significant resources marketing its products to governmental agencies; however, the Company's products have been approved by the United States General Services Administration for sale to United States governmental agencies. The Company has sold some of its products to certain governmental agencies, including for military applications, and the Company is currently targeting Snap-On's approximately 400-person industrial and governmental sales force to provide assistance for future expansion of the Company's marketing efforts to governmental agencies.

         Marine. This market is estimated by the Company at over one million marine craft in the United States alone. Both gasoline and diesel engines are target markets for the Company's service, although diesel engines are greater in number. The Company's service can be performed while the craft is docked or at any mobile location. While the Company has not, to date, expended significant resources marketing its products in the marine markets, the Company believes that this market segment offers significant potential for growth for the Company in the future.

         Stationary Engines. The Company believes that oil pumps and fuel driven generator motors represent a market opportunity in the United States of over a million engines, including pumping stations and power stations. Because the Company's MotorVac CarbonClean System is mobile, it can effectively treat these engines on site. To date, the Company has not expended significant resources marketing its products to the stationary engine market. However, the Company believes that this market segment offers significant opportunities for future growth for the Company.

         Marketing Methods. The Company's marketing department includes product development, marketing communications and market development. The product development staff identifies new products and product enhancements that meet customer needs and manages product positioning and introductions. The marketing staff creates and coordinates advertising in domestic and international trade publications and magazines, produces the Company's brochures and documentation, arranges for the Company's participation in automotive events and trade shows, both in the United States and abroad, and assists in placing articles highlighting applications of the Company's products in consumer, trade and industry publications.

         The Company encourages its distributors to contribute to its marketing and selling efforts through a variety of programs, including cooperative advertising and sales incentive programs. The Company's marketing staff consists of a Director of Marketing who reports directly to the Company's President, and a marketing support manager. As a result of the Company's marketing efforts and the quality of the Company's MotorVac CarbonClean System, Motor Magazine named the MotorVac CarbonClean System as one of its "Top 20 Tools for 1995."

         The Company has retained the services of a press relations agency for the purpose of increasing consumer awareness of the MotorVac CarbonClean service through editorial coverage in general consumer and enthusiast publications, including daily newspapers. An article about the benefits of the MotorVac service has recently been published in the Repair and Maintenance section of "The Auto Channel" Web Site (http://www.theautochannel.com).

         The Company has initiated, and Snap-On is now participating in, what the Company believes is the first automotive after-market repair guarantee, which the Company calls "MotorVac or Your Money Back." This guarantee is extended by the Company through the service technician to the vehicle owner, who purchases a MotorVac CarbonClean service in the United States or Canada. Simply stated, if the customer cannot feel the difference in his vehicle within one week after the service is performed, his money will be refunded. To date, tens of thousands of cleanings have been performed and, to the Company's knowledge, only four people have requested their money back.

         The Company continues to focus on additional methods to promote its products, including product refinement, new product introduction and competitive pricing, all with the goal of increasing the distribution of the Company's products.

         Impact of Clean Air Regulations. The Company believes that the continued worldwide concern with reducing air pollution and other harmful emissions from diesel and gasoline internal combustion engines represents a significant market opportunity for the Company's products.

         United States Federal Laws. The vehicle emissions testing industry developed in response to the Clean Air Act of 1970 (the "Clean Air Act") and subsequent amendments thereto. The Clean Air Act Amendments of 1977 required, for the first time, the implementation of rudimentary inspection and maintenance ("I/M") programs in certain metropolitan areas. The 1990 Amendments classified U.S. metropolitan areas by the degree of air pollution and required the U.S. Environmental Protection Agency ("EPA") to review and revise its regulations on I/M programs. On November 5, 1992, the EPA adopted regulations (the "Regulations") that require approximately 181 metropolitan areas in 38 states and the District of Columbia, with a total of approximately 87 million vehicles, to have either a basic or enhanced I/M program in place by specified dates. The number of areas requiring basic and enhanced I/M is continuously updated by the EPA, and in February 1995, the EPA published a report indicating that a total of 179 metropolitan areas required I/M, 84 of which (with approximately 57 million vehicles) required enhanced I/M programs and 95 of which (with approximately 30 million vehicles) required basic I/M programs.

         The Company believes that many vehicles that fail emissions inspections are suffering from engine contamination due to improper driving habits or poor quality gas or suffering from inadequate or infrequent engine maintenance. Consequently, the Company believes servicing a vehicle with the MotorVac CarbonClean System provides motorists with a quick and economical way to bring their vehicles into compliance. The Company has obtained test results showing decreases in hydrocarbons, carbon monoxide, carbon dioxide, and nitrogen oxides in exhausts from vehicles following a service with the MotorVac CarbonClean System.

         California Smog Check Program. California, which has one of the nation's most severe air quality problems, contains approximately 25% of the vehicles nationwide that are, or will be, subject to the new federal testing requirements. California has licensed approximately 35,000 mechanics and 8,400 repair shops, dealers and fleets to perform emissions inspections and repairs. The State of California mandates bi-annual emissions certification under the "Bar 90" program. Under the Bar 90 program, vehicles are subjected to a visual and functional test and then are tested under both an idle and high idle test for emissions of hydrocarbons, carbon monoxide and carbon dioxide. Under recently passed legislation, California is upgrading both the licensing requirements for mechanics and developing new mandatory equipment requirements for inspection and repair facilities. As part of the new legislation, vehicle emissions inspections will be required to test for nitrogen oxides in enhanced program areas in addition to hydrocarbons, carbon monoxide and carbon dioxide, and the California Bureau of Automotive Repair ("BAR") will be authorized to list engine maintenance practices that reduce vehicle emissions.

         International Clean Air Programs. The Company believes that the proliferation of clean air programs internationally represents a significant opportunity for the sale of the Company's machines and detergent. Most countries in Southeast Asia are now experiencing growth in the population of cars, trucks and motorcycles. Emissions from their growing engine populations is exacerbated by poor quality gasoline and lubricants. The CarbonClean System is suited for those countries that choose to implement mandatory maintenance programs as a cost effective alternative to U.S. or European style emissions inspection and maintenance programs.


ASSEMBLY AND QUALITY ASSURANCE

         The Company assembles, finishes and packages its fuel system cleaning machines at its Santa Ana, California facilities. See "Business--Properties." The Company purchases the component parts utilized in the assembly of its fuel system cleaning machines from independent third-party suppliers and the Company assembles the machines at its facility. Manufacturing activities by outside suppliers are coordinated by the Company's Vice President-Operations. The Company's internal manufacturing operations consist primarily of the production of prototypes, test engineering, material and component part purchasing, assembly, testing, quality control and technical service.

         The Company uses material resource planning and schedules its production to manage inventory levels and meet customer delivery demands. The Company utilizes a "pull" system in its assembly operation that seeks to minimize down time in the assembly process and maximize output by coordinating assembly operations and the time required to perform each operation at each stage of assembly. In addition, the Company continually seeks to increase efficiency at its production facilities through automation and increased use of technology. The Company anticipates that its existing production facilities and equipment will be adequate to meet the Company's needs for the next 2 to 3 years for its existing product lines.

         The Company maintains the MotorVac quality control system that begins with design and continues through assembly, marketing, sales and customer service. The Company involves its design and engineering department, manufacturing personnel, marketing and sales departments in quality control.

         As stated above, the Company relies upon outside suppliers for the manufacture of the component parts for its fuel system cleaning machines. Although certain of these component parts are obtained from a single supplier or a limited number of suppliers, the Company believes that there are a sufficient number of alternative sources of supply for all of the component parts utilized in its machines, except for the pumps incorporated into its machines. With respect to the pumps, the Company relies upon Tuthill Corporation, a single supplier, to manufacture a Company-designed proprietary pump. While the Company believes it could secure another manufacturer of the pump, any significant interruption in deliveries of pumps could have a material adverse effect upon the Company's results of operations and financial condition until such time as the Company was able to secure an alternative supplier.

         The Company generally estimates its anticipated need for components over a three-month period and submits purchase orders to its suppliers for such amounts based upon the specific lead time necessary for such supplier. There can be no assurance that the Company's suppliers will be able to make timely delivery of components in the future. The inability of the Company to obtain the components necessary to enable it to fill its then-existing orders for any reason, including, but not limited to, shortages, production delays or work stoppages experienced by the Company's suppliers, could have a material adverse effect on the Company's results of operations and financial condition. While, to date, the Company has not experienced any significant interruptions in the supply of its components, there is no assurance that significant supply interruptions will not occur in the future.


BACKLOG

         The Company normally does not have any significant backlog.


COMPETITION

         The automotive service and after-market products industries are highly competitive and require substantial technical expertise and capital resources. These industries are characterized by an abundance of manufacturers focusing on the technician, equipment and other after-market performance enhancements. The Company believes that competition in the automotive service and after-market products industries is based primarily on product performance, ease of operation, price, product selection, product availability and service. The Company's products compete with a variety of products designed to clean engine fuel systems and reduce emissions while improving performance, including gasoline fuel additives, detergent additives that are mixed with fuel in the fuel tank, and solvents that are introduced directly into the fuel system, either with or without the aid of a mechanical delivery system. Most of the Company's competitors in each of these product categories have significantly greater financial, manufacturing, marketing, distribution and other resources than the Company.

         With respect to direct competition with the Company's integrated fuel system cleaning machine and detergent delivery system, the Company is aware of a few small manufacturers that produce products capable of performing functions similar to those performed by the Company's products. One such competitor is Injector Clean Systems, Inc., who manufactures a fuel injector cleaning machine and cleaning detergent. Their product is distributed worldwide by Bilstein Corporation under the Bilstein brand. Bilstein Corporation's main business is the manufacturing of shock absorbers. In addition, a large number of companies, such as Wynn's International, Inc., First Brands Corporation (which markets and sells STP) and Pennzoil Company (which markets and sells GUMOUT), offer fuel additives that are marketed as fuel system cleaners with claims that they improve performance, reduce exhaust emissions and improve fuel economy. Moreover, many national brands of gasoline, including Chevron with Techron and Mobil, advertise that their gasoline additives clean fuel injectors and other parts of the fuel system. The Company believes that it indirectly benefits from this advertising because it increases the public's awareness of the engine fuel system contamination problem and the need for cleaning engine fuel systems. The Company believes that its fuel system cleaning service will be able to effectively compete with fuel additives and gasoline detergents because the MotorVac CarbonClean System offers a complete fuel intake to exhaust cleaning service that improves engine performance, driveability and fuel economy. In addition, most fuel additives become highly diluted when introduced into the fuel tank and, therefore, are less effective in removing dirt and contamination from the fuel system than a service with the MotorVac CarbonClean System.

         The business of providing an integrated fuel system cleaning service is relatively new and the Company anticipates that competition will likely increase from existing competitors, companies that are not currently competitors but have the financial resources and expertise to compete in this market and newly-formed companies as market awareness of the fuel system contamination problem increases, and as and when government-mandated emissions testing programs expand. The Company believes, however, that there are significant barriers to entry for companies that are not currently marketing integrated fuel system cleaning machine and detergent delivery systems such as the Company's MotorVac CarbonClean System because any new entrant will likely be required to obtain certifications from private and governmental agencies, which can take as long as one year to obtain. Increased competition from manufacturers or distributors of systems offering fuel system cleaning services or detergents similar to that offered by the Company could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company will be able to successfully compete in this marketplace.


GOVERNMENTAL REGULATION

         The Company's operations are subject to a number of federal, state and local laws relating to environmental, health, safety and labor matters. The Company believes its business is operated in substantial compliance with all material applicable government regulations. There can be no assurance that future regulations will not require the Company to modify its products, business or operations to meet environmental, health, safety or labor requirements, or that the Company will be able, for financial or other reasons, to comply with such future requirements. Failure to comply with future governmental regulations could subject the Company to fines and injunctions, which could result in a material adverse effect on the Company's results of operations and financial condition. Although the Company is not aware of any claim involving violation of environmental, health, safety or labor laws or regulations, there can be no assurance that such claims may not arise in the future, which may have a material adverse effect on the Company.

         The Company's products are marketed in part based on their ability to reduce air pollution and other harmful emissions from diesel and gasoline internal combustion engines as required by foreign, federal, state and local governmental regulations. Significant changes in such laws that reduce or alter clean air requirements, or the failure of the Company's products to enhance compliance with such laws in the future, could have a material adverse effect on the Company's results of operations.


INTELLECTUAL PROPERTY

         The Company relies on patent and trademark protection and nondisclosure agreements to protect its intellectual property. The Company believes that its owned and licensed tradenames and trademarks are critical to the Company's marketing strategy and its business.

         In connection with the purchase of certain assets from EMI in August 1992, a then-existing affiliate of the Company licensed from EMI under an exclusive license agreement all of EMI's rights in and to U.S. Patent No. 4,787,348 (carbon cleaning apparatus for diesel engines), which covered certain aspects of the Company's diesel fuel system cleaning machines, and licensed the registered trademarks "CarbonClean(R)," "Industrial Diesel Tune(R)" and "Helping You Get The Most Out Of Today's Engines(R)" (collectively, the "EMI Property"). At the same time, the affiliate of the Company sublicensed to the Company the right to utilize the EMI Property in the United States and Canada. Through a series of restructurings effected in 1994 and 1995, the Company acquired the license to utilize the EMI Property worldwide. Effective as of December 31, 1995, the Company purchased all of the EMI Property from EMI. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company licenses the rights with respect to U.S. Patent
No. 5,381,810 (for electronically controlled carbon cleaning system for internal combustion engines), which covers certain aspects of the Company's gasoline and diesel fuel system cleaning machines, from Frederick A. Mosher and Max Q Systems, Inc. (collectively, "Max Q"). Under the license agreement, the Company paid an initial royalty payment of $30,000 upon the signing of the agreement and has agreed to pay royalties in the amount of the greater of (a) a minimum royalty of $10,000 on each January 1, May 1 and September 1 of each calendar year commencing January 1, 1995 or (b) $50 per unit sold during the term of the license agreement. The license agreement terminates on the later of December 1998 or the expiration of the term of the patent and may be terminated earlier by either party in the event of certain defaults.

         The Company purchases all of its fuel system cleaning detergents from Shrader Packaging Co., Inc. ("Shrader"), a single supplier, under an Exclusive Supply Agreement. Under the terms of the Exclusive Supply Agreement, Shrader has agreed to produce and deliver to the Company, and the Company has agreed to buy, all of the chemical formulations required by the Company in its business. The Company is also required to make minimum annual purchases of $250,000 per year, subject to annual inflation based increases. The Company pays Shrader the unit price in effect at the time each order is placed by the Company and payment terms are generally net 30 days from the date of shipment. Shrader has agreed to limit price increases to increases in its material costs and operating overhead as necessary to maintain Shrader's profit margins. Under the Exclusive Supply Agreement, Shrader has agreed that it will not produce or sell any formulations substantially similar to the chemical formulations produced for the Company or which are in competition with the Company's chemical formulations without the Company's written permission. In exchange for its exclusive rights to the chemical formulations, the Company has agreed that in the event that it ceases purchasing the chemical formulations from Shrader, it will purchase Shrader's remaining inventory of chemical formulations and Shrader will not, for a period of one year thereafter, sell any of the chemical formulations to any distributors of the Company or any competitors of the Company. In addition, the Company has obtained a right of first refusal from Shrader to purchase Shrader's worldwide rights to the chemical formulations. The chemical formulations used in the Company's detergents are the proprietary property and a trade secret of Shrader but, to the Company's knowledge, are not patented or otherwise protected. There can be no assurance that Shrader will be able to maintain its chemical formulations as trade secrets or that others will not independently develop chemical formulations that are similar to or competitive with Shrader's chemical formulations. The Company believes that the proprietary nature of the Company's detergents and the Company's exclusive right to obtain those detergents from Shrader are important to the Company's business and any loss of such proprietary protection or the exclusive rights to obtain the detergents could have a material adverse effect on the Company's results of operations and financial condition. See "Risk Factors-- Dependence Upon Single Sources of Supply; Lack of Long Term Supply Contracts for Machine Components."


RESEARCH AND DEVELOPMENT

         For the fiscal year ended December 31, 1996 and the nine months ended December 31, 1995, the Company spent $68,697 and $162,779, respectively, on research, development and testing.


EMPLOYEES

         As of December 31, 1996, the Company had 40 employees, all of which were full-time employees, including 14 employed in sales and marketing, 18 employed in research and development, technical support and production, and 8 employed as administrative, accounting and support staff. None of the Company's employees are represented by unions, and the Company considers its employee relations to be good.


RISK FACTORS

Operating Losses; Accumulated Deficit; Profitability Uncertain

         From August 28, 1992 (inception) through December 31, 1996, the Company has continued to incur net losses. For the year ended December 31, 1996, the Company's net loss was $1,281,090. In addition, as of that date, the Company had an accumulated deficit of $11,974,082. There can be no assurance that the Company will be able to realize significant revenues in the future in an amount sufficient to realize profitable operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Lack of Significant Operating History

         In February 1992, Enviromotive, Inc., a California corporation unaffiliated with the Company ("EMI"), purchased certain assets of Parker Automotive Corporation ("PAC") from the trustee in the PAC bankruptcy action, and in August 1992, EMI sold and licensed certain of those assets to the Company and an affiliate of the Company. The Company commenced operations in August 1992 after raising approximately $2.5 million in debt and equity financing from EMIIC, which was used to fund the operations of the Company and to purchase and license certain assets from EMI. Consequently, the Company is a relatively new entity and has an unproven track record. Because of the Company's limited operating history, the Company must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified personnel, manage its inventory levels and costs in relation to rapidly increasing sales, and continue to expand its distribution network, both domestically and internationally. There can be no assurance that the Company will be successful in addressing such risks. Moreover, because of the relatively short period of time during which the Company has been in operation, there can be no assurance that the Company will be able to continue to successfully market its products over an extended period of time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Dependence Upon Single Sources of Supply; Lack of Long Term Supply Contracts for Machine Components

         The formulations utilized in the Company's gasoline and diesel detergents are manufactured by Shrader Packaging Co., Inc. ("Shrader"), an independent third party. These formulations are the proprietary property and a trade secret of such party, but are not, to the Company's knowledge, patented or otherwise protected. There can be no assurance that the supplier will be able to maintain its chemical formulations as trade secrets or that others will not independently develop chemical formulations that are similar to or competitive with the supplier's chemical formulations. The Company currently relies upon this supplier as the sole supplier of the Company's gasoline and diesel engine detergents under the terms of an exclusive supply agreement (the "Exclusive Supply Agreement"). Under the Exclusive Supply Agreement, the supplier can increase the price charged to the Company to reflect increases in material costs and operating overhead and as necessary to maintain the supplier's profit margins. Any increase in price that the Company is unable to pass through to its customers could have a material adverse effect on the Company's results of operations. The Company considers its detergents to be important proprietary assets. The loss by the supplier of the proprietary protection for its detergent formulas, a significant interruption in detergent deliveries by the supplier or the inability to obtain detergents from the supplier for any reason for any significant period of time could have a material adverse effect upon the Company and its results of operations. See "Business--Intellectual Property."

         The Company relies upon outside suppliers for the manufacture of the component parts of its fuel system cleaning machines. The Company does not have written long-term contracts with any of these suppliers. The Company generally estimates its anticipated need for components over a three-month period and submits purchase orders to its suppliers for such amounts. There can be no assurance that the Company's suppliers will be able to make timely delivery of components in the future. The inability of the Company to obtain the components necessary to enable it to fill its then-existing orders for any reason, including, but not limited to, shortages, product delays or work stoppages experienced by the Company's suppliers, could have a material adverse effect on the Company's results of operations and financial condition.

         Certain of the Company's component parts are obtained from a single supplier or a limited number of suppliers. The Company believes, however, that there are a sufficient number of alternative sources of supply for all of the component parts utilized in its machines, except for the pumps incorporated into its machines. With respect to the pumps, the Company relies upon Tuthill Corporation, a single supplier, to manufacture a Company-designed proprietary pump. While the Company believes it could secure another manufacturer of the pump, any significant interruption in deliveries of the pumps could have a material adverse effect upon the Company's results of operations and financial condition until such time as the Company was able to secure an alternative supplier.

Dependence Upon Significant Customer

         During the fiscal year ended December 31, 1996 and the nine months ended December 31, 1995, the Company derived approximately 51% and 45%, respectively, of its total sales from sales to Sun Electric Corporation, a division of Snap-On, Incorporated ("Sun/Snap-On"), a distributor of the Company's products. No other customer accounted for more than 10% of the Company's net sales during the fiscal year ended December 31, 1996 or the nine months ended December 31, 1995. Any significant decrease in sales to the Company's principal distributors, including Sun/Snap-On, or any termination of existing relationships with any such principal distributors which are not offset by increases in sales to other existing or new distributors, could have a material adverse effect upon the Company's results of operations and financial condition.


Future Capital Requirements

         The Company believes that available working capital at December 31, 1996 of $3,010,282 will be sufficient to allow the Company to meet its obligations as they become due through January 1, 1998, including repayment of a short-term note payable to Imperial Bank of $1,500,000 due June 16, 1997. There can be no assurance that the Company's working capital will be sufficient to enable the Company to increase its revenues in an amount sufficient to attain profitable operations. To the extent that the Company's cash flow from operations, if any, are insufficient to fund the Company's activities, the Company will be required to raise additional funds through equity or debt financings. No assurance can be given that such financing will be available on terms acceptable to the Company, if at all, and if available, such financing may result in further dilution to the Company's stockholders and/or in additional interest expense. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."


Competition; Technological Developments

         The automotive service and after-market products industries are highly competitive and require substantial technical expertise and capital resources. These industries are characterized by an abundance of manufacturers focusing on the technician, equipment and other after-market performance enhancements. The Company believes that competition in the automotive service and after-market products industries is based primarily on product performance, ease of operation, price, product selection, product availability and service. The Company's products compete with a variety of products designed to clean engine fuel systems and reduce emissions while improving performance, including gasoline fuel additives, chemical formulations that are mixed with fuel in the fuel tank, and chemical formulations that are introduced directly into the fuel system either with or without the aid of a mechanical delivery system. Most of the Company's competitors in each of these product categories have significantly greater financial, manufacturing, marketing, distribution and other resources than the Company.

         With respect to direct competition with the Company's integrated fuel system cleaning and detergent delivery system, the Company is aware of a few small manufacturers and a number of distributors, including Bilstein, that produce products capable of performing some functions similar to those performed by the Company's products. In addition, a large number of companies, such as Wynn's International, Inc., First Brands Corporation (which markets and sells
STP) and Pennzoil Company (which markets and sells GUMOUT), offer fuel additives that are marketed as fuel system cleaners with claims that they improve performance, reduce exhaust emissions and improve fuel economy. Moreover, many national brands of gasoline, including Chevron with Techron and Mobil, advertise that their gasoline additives clean fuel injectors and other parts of the fuel system.

         The business of providing an integrated fuel system cleaning service is relatively new and the Company anticipates that competition will likely increase from existing competitors, companies that are not currently competitors but have the financial resources and expertise to compete in this market and newly-formed companies as the market awareness of the fuel system contamination problem increases, and if and when government-mandated emissions testing programs expand. Increased competition from manufacturers or distributors of systems offering similar fuel system cleaning services or detergents could result in price reductions, reduced margins and loss of market share or could render the Company's technology obsolete, all of which could have a material adverse effect on the Company's results of operations and financial condition. Although the Company is aware of a number of competitors that have attempted to duplicate the Company's detergent formulations, to date the Company is not aware of any competitor that has been successful in duplicating the formulations. There can be no assurance that the Company will be able to successfully compete in this marketplace or develop sufficient new products or chemical formulations to maintain its position in the market, and any failure to do so could have a material adverse effect on its results of operations and financial condition. See "Business--Competition."


Dependence Upon Trademarks, Patents and Proprietary Rights

         The Company's success is, in part, dependent upon the protection afforded by the patented technology incorporated in some of the fuel system cleaning machines manufactured by the Company, the Company's rights to its trademarks "MotorVac" and "CarbonClean" and the goodwill associated therewith. The Company believes that its products and trademarks do not infringe on any third party's patents, trademarks or other proprietary rights. In the event of a legal challenge, the Company would be required to defend its patents and trademarks and there can be no assurance that the Company would prevail in such a proceeding. Additionally, the Company must identify and prosecute infringement by others in order to protect its patents and trademarks. Trademark and patent litigation entails substantial legal and other costs. There can be no assurance that the Company will have the necessary financial resources to defend or prosecute its rights in connection with any such litigation. Responding to, defending or bringing claims related to the Company's rights to its intellectual property may require the Company's management to redirect its resources to address such claims, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, if any significant suppliers of the Company are subjected to claims challenging their proprietary rights, the Company could be materially adversely affected if such suppliers' operations are significantly interrupted or if they re unable to defend their respective proprietary rights against such a challenge. See "Risk Factors-- Dependence Upon Single Sources of Supply; Lack of Long Term Supply Contracts for Machine Components" and "Business--Intellectual Property."


Variability in Operating Results; Seasonality

         The Company may experience significant fluctuations in future operating results due to a number of factors including, among other things, the size and timing of customer orders, new or increased competition, delays in new product enhancements and new product introductions, quality control difficulties, changes in market demand, market acceptance of new products, product returns, seasonality in product purchases by distributors and end users and pricing trends in the automotive after-market industry in general, and in the specific, markets in which the Company is active. Any of these factors could cause operating results to vary significantly from prior periods. Further, the Company's business is seasonal. Historically, the Company's net sales have been highest in the third quarter and lowest in the first quarter of each calendar year, and the Company anticipates that this trend will continue in the future. The primary reason for the decrease in net sales in the first quarter is the impact of buying patterns in both the domestic and international markets following the holiday period in November and December, and traditionally slower sales in the automotive equipment after-market following these holiday periods. Significant variability in orders during any period may have a material adverse impact on the Company's cash flow or work flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Management of Company Growth

         The Company has experienced significant revenue and personnel growth in recent years. This growth will continue to make significant demands on the Company's management, resources and operations. To manage its growth effectively, the Company has improved and intends to continue to improve its operational, financial, sales and marketing systems and to hire and train new employees and better manage its current employees. There can be no assurance that the Company will be able to identify, hire, train and retain qualified individuals or otherwise manage its growth effectively, and such failure could have a material adverse effect on the Company's results of operations and financial condition. In addition, the Company may increase its operating expenses in order to fund the expansion of its advertising and marketing efforts, hire additional advertising and marketing personnel, and make strategic acquisitions of related and/or complimentary products and/or product lines. The foregoing expenses will, by necessity, be incurred prior to any potential positive impact on revenues. If such expenses are not subsequently followed by sufficient increased revenues, the Company's operating results and financial condition for the period ending December 31, 1997 could be materially adversely affected.


Dependence on International Sales

         A significant element of the Company's business strategy is to continue to expand in selected international markets. In the Company's fiscal year ended December 31, 1996 and the nine months ended December 31, 1995, respectively, the Company derived approximately 29% and 28%, respectively, of total sales from international markets. The Company's international sales efforts are subject to the customary risks of doing business abroad, including exposure to regulatory requirements, political and economic instability, barriers to trade, trade restrictions (including import quotas), tariff regulations, foreign taxes, restrictions on transfer of funds, difficulty in obtaining distribution and support and export licensing requirements, any of which could have a material adverse effect on the Company's results of operations and financial condition. The Company sells its products in United States dollar denominations only. Consequently, a weakening in the value of foreign currencies relative to the U.S. dollar and potential fluctuations in foreign currency exchange rates could have an adverse impact on the Company's sales and could cause the Company to reduce its selling prices, which could have a negative impact on gross margins on international sales. See "Business-- Product Distribution."


Risk of Product Liability

         The nature of the Company's business exposes it to risk from product liability claims. The Company currently maintains product liability insurance for its products worldwide, with limits of $10,000,000 per occurrence and $11,000,000 in the aggregate, per annum. However, such coverage is becoming increasingly expensive and there can be no assurance that the Company's insurance will be adequate to cover future product liability claims, or that the Company will be successful in maintaining adequate product liability insurance at commercially reasonable rates. Any losses that the Company may suffer from future liability claims, including the successful assertion against the Company of one or a series of large uninsured claims in excess of the Company's coverage, may have a material adverse effect on the Company's business, financial condition and results of operation. Even if the Company is successful in the defense of product liability claims, the defense of product liability claims generally requires substantial expenditures of funds and management time which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any product liability litigation may have a material adverse effect on the reputation and marketability of the Company's products. See "Business--Product Warranties."


Governmental Regulation

         The Company's products are marketed in part based on their ability to reduce air pollution and other harmful emissions from diesel and gasoline combustion engines as required by foreign, federal and state governmental regulations, as well as their ability to fix some driveability problems and increase fuel economy. Significant changes in such laws that reduce clean air requirements or the failure of the Company's products to enhance compliance with such laws in the future could have a material adverse effect on the Company's results of operations. Additionally, there may be changes in governmental regulations related to environmental, health, safety or labor matters with which the Company will have to comply. There can be no assurance that the Company will be able, for financial or other reasons, to comply with the requirements of any future changes in governmental regulations. Failure to comply with future governmental regulations could subject the Company to fines and injunctions, which could result in a material adverse effect on the Company's results of operations and financial condition. Although the Company is not aware of any claim involving violation of environmental, health, safety or labor laws or regulations, there can be no assurance that such a claim may not arise in the future, which may have a material adverse effect on the Company. See "Business-- Governmental Regulation."


Control by Existing Stockholders

         At December 31, 1996, EMIIC, the principal stockholder of the Company, and the Company's directors and officers collectively beneficially owned approximately 64.51% of the Company's Common Stock (EMIIC, 61.37%; the Company's directors and officers, 3.14%). Consequently, these persons will have the ability to control the election of all the Company's directors, to determine the outcome of most corporate actions submitted to the vote of the Company's stockholders and to generally control the affairs and management of the Company. See "Security Ownership of Certain Beneficial Owners and Management." In addition, such concentration of ownership and control may have the effect of delaying, deferring or preventing a change of control in the Company.


Dependence on Key Personnel

         The Company's success is dependent, in part, upon the continued services of certain key executive officers, including Lee W. Melody, the Company's President and Chief Executive Officer. The loss of any one of its key executive officers could have a material adverse effect on the Company's results of operations and financial condition. The continued success of the Company may also be dependent upon its ability to attract and retain highly qualified marketing, sales and other personnel. There can be no assurance that the Company will be able to recruit and retain such personnel. See "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."


Possible Issuance of Preferred Stock; Anti-takeover Effect of Delaware Law

         The Company is authorized to issue up to 500,000 shares of preferred stock, par value $.01 per share (the "Preferred Stock"). The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by the Company's stockholders, and may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions as determined by the Board of Directors. Although the Company has no present plans to issue any shares of Preferred Stock following consummation of this offering, the issuance of any additional shares of Preferred Stock in the future could affect the rights of the holders of Common Stock and thereby reduce the value of the Common Stock. In particular, specific rights granted to future holders of Preferred Stock could be used to restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by its present owners. These provisions, together with certain provisions of Delaware law, may also have the effect of delaying or preventing changes in control or management of the Company which could adversely affect the market price of the Company's Common Stock.


ITEM 2.           DESCRIPTION OF PROPERTY

         The Company's executive offices, research and product development, assembly, warehousing and distribution facilities are currently housed in a single leased industrial building comprised of approximately 24,360 square feet located in a state-designated enterprise zone in Santa Ana, California. Under the terms of the lease, the Company presently pays rent of approximately $8,282 per month plus the Company's pro rata share of common area maintenance and operating expenses. The lease expires on January 31, 1998 and the Company has an option to renew the lease for an additional five-year term. Commencing in March 1997, the monthly rent increases to approximately $8,614 and will increase (but not decrease) to the prevailing market rate during the extension period if the Company exercises its extension option. The Company believes that its existing facilities are adequate to meet its needs for at least the next 2 to 3 years.


ITEM 3.           LEGAL PROCEEDINGS.

         On May 24, 1996, the Company was served with a complaint by its former Australia distributor in a matter entitled DeCarbon Australia Pty. Ltd. v. MotorVac Technologies, Inc. (Case No. 764248) in the Superior Court of the State of California, County of Orange. On August 13, 1996, the Company filed a cross-complaint against DeCarbon and Robert L. Fisher, the Company's former Vice President of International Sales, and ETCO, Mr. Fisher's company (collectively "Fisher"). On September 16, 1996, Fisher filed a cross-complaint against the Company and Lee W. Melody, the Company's President. On October 31, 1996, Judge Ronald L. Bauer granted a preliminary injunction against DeCarbon and Fisher. On January 6, 1997, the Company and DeCarbon entered into a Settlement Agreement pursuant to which, among other things, (a) DeCarbon paid MotorVac $100,000, (b) DeCarbon agreed to an additional $150,000 Stipulation for Entry of Judgment against DeCarbon should DeCarbon violate the Settlement Agreement, and (c) MotorVac and DeCarbon provided each other with mutual releases. On March 14, 1997, the Company and Lee Melody, on one side, and Fisher and ETCO, on the other, entered into a letter agreement of full and final settlement.
The definitive agreement was entered into on March 27, 1997.

         On February 28, 1996, the Company filed a proceeding in the United States District Court, Northern District of Ohio, Eastern Division, against Richard R. Green, individually and doing business as P & R Equipment Company, Gregory M. Phillips, C. S. P. International, Inc. and certain other defendants seeking compensatory and punitive damages and injunctive relief for trademark and trade name infringement, breach of contract, unfair competition, deceptive trade practices, misappropriation of trade secrets, breach of loyalty, and interference with contracts and business relations. The foregoing proceeding arises out of actions taken by Messrs. Green, Phillips and the other named defendants, each of whom are former officers and/or employees of the Company, in forming a new company for the purpose of competing with the business of the Company. On April 3, 1996, a counterclaim was filed by certain of the defendants in the foregoing action pursuant to which such defendants allege that the Company brought the foregoing action for the unlawful purpose of harassing and injuring the defendants and that the Company is engaged in unfair competition and attempting to unlawfully restrain trade. Such defendants have requested compensatory damages in the amount of $500,000, punitive damages in the amount of $1,000,000 and attorneys' fees and costs. The Company believes that the defendants' counterclaims are without merit and intends to prosecute this action vigorously. The Company also has filed an arbitration action in Orange County, California against Messrs. Phillips and Green covering substantially the same subject matter as the foregoing litigation.

         In addition to the foregoing, the Company, from time to time, is involved in routine litigation incidental to the conduct of its business. Except for the litigation described above, there are currently no material pending legal proceedings to which the Company is a party to or to which any of its property is subject.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

                                     PART II



ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock trades on the Nasdaq SmallCap Market under the symbol "MVAC." The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock as furnished by Nasdaq. Prices reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions.


                                                                       HIGH             LOW
                                                                       ----             ---

         YEAR ENDED DECEMBER 31, 1996
                  Second Quarter (from April 26, 1996)                 7                3 3/8
                  Third Quarter..................                      6 1/8            4 1/2
                  Fourth Quarter.................                      6 3/4            4 11/32

         There were approximately 156 holders of record as of March 25, 1997.

         No dividends have been declared or paid on the Company's Common Stock.

         Subsequent to January 1, 1996 and on various dates through April 25, 1996, the Company issued incentive and nonstatutory stock options to purchase an aggregate of 231,954 shares of Common Stock to directors, officers, employees and consultants. The exercise price for such options ranges from $5.10 to $5.375 per share. The Company issued such options in reliance upon the exemption provided by Rule 701 under the Securities Act of 1933, as amended (the "Act"). Subsequent to April 25, 1996 and on various dates through December 31, 1996, the Company issued incentive and nonstatutory stock options to purchase an aggregate of 70,100 shares of Common Stock to directors, officers, employees and consultants. The exercise price for such options was $6.125 per share. The Company issued such options in reliance upon the exemption provided by Section 4(2) of the Act.

         On April 24, 1996, immediately prior to consummation of the Company's initial public offering, approximately $4,410,000 of outstanding indebtedness owed to EMIIC was exchanged for 820,521 shares of Common Stock, and all of the 95,105 shares of Series A Preferred Stock (including all accrued dividends thereon) held by EMIIC and one individual was converted into 966,247 shares of Common Stock at a per share price of $5.375.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read together with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB.


OVERVIEW

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

         The Company elected to change its fiscal year end to December 31 from March 31, effective with the fiscal year ended December 31, 1995. The Company elected to make this change because the quarters ended December 31 and March 31 have traditionally been the Company's slowest quarters for sales and, therefore, the Company believes that this fiscal year-end better matches the Company's natural business cycle. The Company continues on a March 31 year-end for tax reporting purposes. The following discussion and analysis addresses the results of the Company's operations for the twelve months ended December 31, 1996, as compared to the Company's results of operations for the twelve months ended December 31, 1995, except as otherwise noted. On May 1, 1996, the Company consummated an initial public offering (the "IPO") of 1,100,000 shares of its common stock, resulting in gross proceeds of approximately $5,912,500. On June 13, 1996, the Company completed the sale of an additional 110,000 shares of its Common Stock upon exercise of the underwriter's overallotment option (the "Overallotment"), resulting in gross proceeds to the Company of approximately $591,250.

         This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may experience significant fluctuations in future operating results due to a number of factors, including, among other things, the size and timing of customer orders, new or increased competition, delays in new product enhancements and new product introductions, quality control difficulties, changes in market demand, market acceptance of new products, product returns, seasonality in product purchases by distributors and end users, changes in inventory levels, and pricing trends in the automotive after-market industry in general, and in the specific markets in which the Company is active. Any of these factors could cause operating results to vary significantly from prior periods. Significant variability in orders during any period may have a material adverse impact on the Company's cash flow or work flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

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


RESULTS OF OPERATIONS

         The Company's fiscal year in 1995 was nine months and its fiscal year in 1996 was twelve months. The Company believes that a comparison of the pro forma twelve months ended December 31, 1995 to the twelve months ended December 31, 1996 provides a more meaningful comparison. Consequently, the Results of Operations discussion below compares these two twelve-month periods as set out below. The Liquidity and Capital Resources section compares the cash flow statements for the nine-month period ended December 31, 1995 and the twelve-month period ended December 31, 1996.

The results of operations for the twelve months ended December 31, 1995 and December 31, 1996 were as follows:

                                                                                                    Audited
                                         3 Mos. Ended       9 Mos. Ended      12 Mos. Ended       Year Ended
                                            3/31/95           12/31/95           12/31/95          12/31/96
                                        -----------------  --------------     --------------      -----------
                                                                               (Pro Forma)
                                          (Unaudited)         (Audited)        (Unaudited)

NET SALES                                 $1,033,880       $ 3,992,398         $ 5,026,278        $ 8,242,735
COST OF SALES                                595,136         2,480,690           3,075,826          5,026,486
                                          ----------       -----------         -----------        -----------
GROSS PROFIT                                 438,744         1,511,708           1,950,452          3,216,249
OPERATING EXPENSES                         1,288,513         3,194,957           4,483,470          4,338,332
                                          ----------       -----------         -----------        -----------
LOSS FROM OPERATIONS                        (849,769)       (1,683,249)         (2,533,018)        (1,122,083)
INTEREST EXPENSE-
     RELATED PARTIES                         112,308           446,309             558,617            157,751
                                          ----------       -----------         -----------        -----------
LOSS BEFORE PROVISION
     FOR INCOME TAX                         (962,077)       (2,129,558)         (3,091,635)        (1,279,834)
PROVISION FOR INCOME TAX                           0               850                 850              1,256
                                          ----------       -----------         -----------        -----------
NET LOSS                                  $ (962,077)      $(2,130,408)        $(3,092,485)       $(1,281,090)
                                          ==========       ===========         ===========        ===========



Certain amounts in the twelve months ended March 31, 1995 and the nine months ended December 31, 1995 have been reclassified to reflect the 1996 presentation.


COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1996 TO THE PRO FORMA UNAUDITED TWELVE MONTHS ENDED DECEMBER 31, 1995

         Net Sales. Net sales for the twelve months ended December 31, 1996 of $8,242,735 increased $3,216,457 (approximately 64%) from $5,026,278 for the twelve months ended December 31, 1995. The primary reason for the sales increases was the increase in the number of MotorVac CarbonClean Systems sold of approximately 55.8% and an increase in equivalent cases of detergent sold of approximately 99%.

         Domestic sales increased $2,629,674 (approximately 81.1%) to $5,870,757 for the twelve months ended December 31, 1996 from $3,241,083 for the twelve months ended December 31, 1995. International sales increased $586,783 (approximately 32.9%) to $2,371,978 for the twelve months ended December 31, 1996 from $1,785,195 for the twelve months ended December 31, 1995.

         The primary reason for the domestic sales increase was the increase in units sold to the Company's largest customer, Sun/Snap-On, in the U.S., the launch of Sun/Snap-On in Canada, and the launch of John Bean Company in late 1996 in the U.S. and Canada. The primary reason for the international sales increase was the increase in orders by a number of existing and new distributors and a large international order sold by the Company to one customer in China in early 1996.

         Cost of Sales. Cost of sales for the twelve months ended December 31, 1996 increased by $1,950,660 (approximately 63.4%) to $5,026,486 from $3,075,826 for the twelve months ended December 31, 1995. The primary reason for the cost of sales increase of 63.4% is the sales increase of approximately 64%. Cost of sales as a percent of sales, for the twelve months ended December 31, 1996, was 61% of sales and was 61.2% of sales for the twelve months ended December 31, 1995. The primary reason for the cost of sales decrease as a percent of sales was the favorable effect of the increase in detergent equivalent cases sold less the effect of a unilateral price increase from a former supplier of electronic components used in the Company's MotorVac CarbonClean Systems.

         Gross Profit. Gross profit for the twelve months ended December 31, 1996 of $3,216,249 increased by $1,265,797 (approximately 64.9%) from $1,950,452 for the twelve months ended December 31, 1995. The primary reason for this increase is the sales increase and cost of sales decrease discussed above.

         Operating Expenses. Operating expenses for the twelve months ended December 31, 1996 of $4,338,332 decreased $145,138 (approximately 3.2%) from $4,483,470 for the twelve months ended December 31, 1995. The major reason for the decrease was staff cutbacks from 1995 to 1996, elimination of duplication of certain expenses, such as duplicate plant costs for some of 1995, net of certain increases in other operating expenses. These increased operating expenses in 1996 include: royalty asset amortization of $318,090 (the royalty asset was acquired effective December 31, 1995), increased insurance costs, largely related to Directors and Officers Insurance, and legal expense, largely related to defending a suit from a former distributor, which was favorably settled in early 1997.

         Loss from Operations. As a result of the above, the loss from operations for the twelve months ended December 31, 1996 of $1,122,083 improved by $1,410,935 (approximately 55.7%) from $2,533,018 for the twelve months ended December 31, 1995.

         Interest Expense (Net) - Related Parties. Interest expense, net, related parties for the twelve months ended December 31, 1996 of $157,751 decreased by $400,866 (approximately 71.8%) from $558,617 for the twelve months ended December 31, 1995. The improvement was a result of the conversion of $4,410,300 of notes payable to EMIIC and related parties, repayment of $123,572 of debt to EMIIC at the time of the Company's initial public offering related to initial public offering costs advanced by EMIIC, and the interest earned by the Company on initial public offering funds invested from time to time.

         Net Loss. The net loss for the twelve months ended December 31, 1996 of $1,281,090 improved by $1,811,395 (approximately 58.6%) from $3,092,485 for the twelve months ended December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1995, the Company had a working capital deficit of $179,276. As of December 31, 1996, the Company had working capital of $3,010,282.

For the Nine Months Ended December 31, 1995

         Cash at April 1, 1995 was $17,196. Cash used in operating activities, which includes changes in current assets and current liabilities, except notes and amounts payable to related parties, was $1,578,872 for the nine months ended December 31, 1995. Cash used in investing activities was $116,934, which primarily represented the purchase of computer equipment and software. Cash flow from financing activities for the nine months ended December 31, 1995 was $1,683,618. This amount includes proceeds from the issuance of notes payable to EMIIC and related parties of $2,590,000, payments of notes payable to EMIIC of $920,000, and a decrease in receivable from licensor of $13,618. Cash at December 31, 1995 was $5,008. The Company, in the nine months ended December 31, 1995, paid $22,340 in interest and $1,650 in income taxes. These amounts are included in net cash used in operating activities above.

For the Twelve Months Ended December 31, 1996

         Cash at January 1, 1996 was $5,008. Cash used in operating activities, which includes changes in current assets and current liabilities, except notes and amounts payable to related parties and ex-licensor, was $2,801,557 for the twelve months ended December 31, 1996. Cash used in investing activities was $73,316, which primarily represents purchase of computer equipment and software, and manufacturing molds. Cash from financing activities for the twelve months ended December 31, 1996 was $5,429,854. This amount includes net proceeds from the issuance of 1,210,000 shares of common stock of $5,151,978, proceeds from the issuance of notes payable to EMIIC and related parties of $680,000, payments of notes payable to EMIIC and related parties of $1,543,572, payments to ex-licensor of $358,552 and proceeds from the issuance of notes payable to Imperial Bank of $1,500,000. The Company, during the twelve months ended December 31, 1996, paid $930,127 for interest and $1,256 for taxes. In addition, the Company (i) converted 95,295 shares of Preferred Stock, Series A with a carrying value of $4,659,499, into 966,247 shares of common stock, (ii) converted 54,300 shares of Preferred Stock, Series B, with a carrying value of $2,170,425, into 570,150 shares of common stock, (iii) converted $4,410,300 of notes payable to EMIIC into 820,521 shares of common stock, and (iv) reduced the payable to ex-licensor by $79,993 (non-cash) by receiving a discount for paying other amounts due early, which totaled approximately $280,052 at that time. Cash at December 31, 1996 was $2,559,989, of which $1,500,000 is pledged as collateral for a bank loan of an equal amount.


ITEM 7.           FINANCIAL STATEMENTS.

         The information required by this item is included in Pages F-1 through F-17 attached hereto and incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.




                                    PART III


ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this item is incorporated herein by reference from Issuer's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Issuer's 1997 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Proposal 1--Election of Directors," "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and "Additional Information--Management."


ITEM 10.          EXECUTIVE COMPENSATION.

         The information required by this item is incorporated herein by reference from Issuer's Proxy Statement under the heading "Executive Compensation."


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The information required by this item is incorporated herein by reference from Issuer's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated herein by reference from Issuer's Proxy Statement under the heading "Certain Relationships and Related Transactions."

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         1.       (a)      Financial Statements.   Financial statements are
                           attached to this report as pages F-1 through F-17.
                           The index to the financial statements is found on
                           page F-1.

                  (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

         2.       Exhibits.    See Exhibit Index below.

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

3.1  (1)      Amended and Restated Certificate of Incorporation.

3.2  (1)      Third Amended and Restated Bylaws, as amended.

4.1           Reference is made to Exhibits 3.1 and 3.2.

4.2  (1)      Specimen Stock Certificate.

10.1 (1)      Letter Agreement dated February 12, 1996 by and among the
              Registrant, Enviromotive, Inc. and International Turbo Center,
              Inc.

10.2 (1)+     1996 Stock Incentive Award Plan of Registrant.

10.3 (1)+     Form of 1996 Director Nonqualified Stock Option Agreement.

10.4 (1)+     Form of 1996 Employee Nonqualified Stock Option Agreement.

10.5 (1)+     1996 Director Stock Plan of Registrant.

10.6 (1)+     Amended and Restated Employment Agreement dated March 21, 1996 between the Registrant and Allan T. Maguire.

10.7 (1)      Form of Consent to Amendment of Registration Rights Agreement and
              Stock Purchase Warrant and Waiver of Notice entered into between the Registrant and each of the holders of Stock Purchase Warrants to purchase Series B Preferred Stock.

10.8 (2) Products Distribution Agreement dated May 1, 1996 by and between the Registrant and Sun Electric De Mexico, S.A. De C.V.

10.9 (1)      Transfer Agreement dated October 23, 1995 by and between
              CarbonClean International Ltd. and the Registrant.

10.10 (1)     Transfer Agreement dated October 23, 1995 by and between MIML and the Registrant.

10.11 (1)     Amended and Restated Secured Subordinated Promissory Note dated
              December 31, 1995 in the original principal amount of $1,040,000 payable by the Registrant in favor of The WH & NC Eighteen
              Corporation.

10.12 (1)     Security Agreement dated August 3, 1995 by and between the
              Registrant and The WH & NC Eighteen Corporation.

10.13 (3)     First Amendment to Purchase Agreement dated September 30, 1996, by and among the Registrant, International Turbo Center, Inc., and
              Enviromotive, Inc.

10.14 Products Distribution Agreement dated December 1, 1996, by and between the Registrant and Snap-On Tools Japan K.K.

10.15 Products Distribution Agreement dated January 6, 1997, by and between the Registrant and China Motor-Vehicle Safety Appraisal and Inspection Center.


10.16 (1)     Products Distribution Agreement dated January 27, 1995 by and between the Registrant and DeCarbon Pty. Ltd.

10.17 (1)     Supplier Purchase Agreement dated April 10, 1995 by and between the Registrant and Snap-On Incorporated.

10.18 (1)     Exclusive Distribution Agreement dated April 10, 1995 by and between the Registrant and Snap-On Incorporated.

10.19 (1)     Products Distribution Agreement dated November 16, 1995 by and between the Registrant and Automotive Diagnostics.

10.20 (1)     Letter Agreement dated February 12, 1996 by and among the
              Registrant, Enviromotive, Inc., and International Turbo Center,
              Inc.

10.21 (1)     Standard Industrial Lease--Multi-Tenant dated November 29, 1995 by and between Northern McFadden Limited Partnership, an
              Illinois limited partnership, and the Registrant.

10.22 (4)     Products Distribution Agreement dated March 28, 1996, by and between the Registrant and Cameo (QLD) Pty. Ltd.

10.23 (1)+    Employment Agreement dated October 24, 1994 by and between the
              Registrant and Lee William Melody, as amended as of November 3,
              1995.

10.24 (1)     Employment Agreement dated as of November 20, 1995 by and between the Registrant and Michael G. Arkell.

10.25 (1)     Offer Letter to Michael G. Hosch dated December 16, 1992 from the
              Registrant, as amended by Memorandum dated March 21, 1995.

10.26 (1)     Form of Indemnity Agreement entered into with each of the
              Registrant's officers and directors.

10.27 (1)     Amendment to Stockholders Voting Agreement dated March 8, 1996 by and among the Registrant, Erin Mills International Investment
              Corporation, George H. David and Robert G. Reese.

10.28 (1)     Purchase Agreement dated February 22, 1996, but made effective as of December 31, 1995, by and among the Registrant, International
              Turbo Center, Inc. and Enviromotive, Inc.

10.29 (1)     MotorVac Technologies, Inc. Cash Bonus Plan.

10.30 (1)     Letter Agreement dated April 5, 1996 between the Registrant and
              Shrader Packaging Co., Inc. amending the Exclusive Supply
              Agreement and granting a right of first refusal to the Registrant.

10.31 Settlement Agreement and Mutual Release dated January 6, 1997 by and between the Registrant, DeCarbon Australia Pty. Ltd. , Carbon
              Clean Corporation Pty. Ltd., Carbon Tune Pty. Ltd., Chris Somas,
              Roydn Sweet and Jim Litis (collectively "DeCarbon").

10.32         First Amendment and Modification to Settlement Agreement and
              Mutual Release by and between the Registrant and DeCarbon, dated
              January 4, 1997.

10.33         Second Amendment and Modification to Settlement Agreement and
              Mutual Release by and between the Registrant and DeCarbon, dated
              January 7, 1997.



10.34 Letter Agreement confirming settlement between the Registrant and Lee W. Melody on the one hand and Robert L. Fisher and ETCO on the other hand, dated March 14, 1997.

10.35 (3)     Letter Agreement dated September 15, 1996, by and between the
              Registrant and Automotive Diagnostics canceling the Products
              Distribution Agreement dated November 16, 1995, along with the
              Product Labeling Agreement.

10.36 (3)     Products Distribution Agreement dated September 15, 1996, by and between the Registrant and Cartek International, Inc.

10.37 (1)     Letter Agreement dated as of December 31, 1995 between the
              Registrant and EMIIC amending certain promissory notes and waiving certain defaults thereunder.

10.38 Settlement Agreement and Mutual Release dated March 27, 1997 by and between Lee W. Melody and the Registrant on the one side, and Robert L. Fisher and ETCO on the other.

11.1          Statement of Calculation of Net Loss Per Share and Supplementary
              Net Loss Per Share.

24.1          Power of Attorney.  Reference is made to page 32.

27.1          Financial Data Schedule in accordance with Article 5 of Regulation
              SX.

--------------------------
(1) Previously filed as an exhibit to the Registration Statement on Form SB-2, as amended (No. 333-1866-LA), and incorporated herein by reference.

(2) Previously filed as an exhibit to the Form 10-QSB for the period ended March 31, 1996, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Form 10-QSB for the period ended September 30, 1996, and incorporated herein by reference.

(4) Previously filed as an exhibit to the Form 10-QSB for the period ended June 30, 1996, and incorporated herein by reference.

+        Indicates a management contract or compensatory plan or arrangement.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MotorVac Technologies, Inc.


Date: March 31, 1997          By:    /s/ Lee W. Melody
                                     -------------------------------------------
                                     Lee W. Melody
                                     President and Chief Executive Officer

Date: March 31, 1997          By:    /s/ Allan T. Maguire
                                     -------------------------------------------
                                     Allan T. Maguire
                                     Vice President of Finance, Chief Financial
                                     Officer, Treasurer and Secretary







                                POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lee W. Melody his attorney-in-fact, with the power of substitution, for him, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that the attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         Signature                          Title                    Date
         ---------                          -----                    ----


/s/ Gerald C. Quinn                Chairman of the Board,        March 27, 1997
------------------------------     Director
    Gerald C. Quinn


/s/ Lee W. Melody                  President and Chief           March 27, 1997
------------------------------     Executive Officer,
    Lee W. Melody                  Director



/s/ Allan T. Maguire               Vice President of Finance,    March 27, 1997
------------------------------     Chief Financial Officer,
    Allan T. Maguire               Treasurer and Secretary,
                                   Director



/s/ Stephen L. Greaves             Director                      March 27, 1997
------------------------------
    Stephen L. Greaves


/s/ James M. Andre                 Director                      March 27, 1997
------------------------------
    James M. Andre


/s/ Robert P. Schaen               Director                      March 27, 1997
------------------------------
    Robert P. Schaen


/s/ George L. Schmutz              Director                      March 27, 1997
------------------------------
    George L. Schmutz


/s/ John I. Leahy                  Director                      March 27, 1997
------------------------------
    John I. Leahy

                           MOTORVAC TECHNOLOGIES, INC.



                        CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                   THE NINE MONTHS ENDED DECEMBER 31, 1995 AND
                          INDEPENDENT AUDITORS' REPORT

                          INDEX TO FINANCIAL STATEMENTS



                                                                                    PAGE
                                                                                    ----


INDEPENDENT AUDITORS' REPORT                                                        F-2

FINANCIAL STATEMENTS:
Consolidated balance sheets as of December 31, 1996 and December 31, 1995           F-3
Consolidated statements of operations for the year ended December 31, 1996
   and the nine months ended December 31, 1995                                      F-4
Consolidated statements of stockholders' equity (deficiency) for the year ended
   December 31, 1996 and the nine months ended December 31, 1995                    F-5
Consolidated statements of cash flows for the year ended December 31, 1996
   and the nine months ended December 31, 1995                                      F-6
Notes to consolidated financial statements                                          F-8


INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of MotorVac Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of MotorVac Technologies, Inc. (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 1996 and the nine months ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MotorVac Technologies, Inc. as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996 and nine months ended December 31, 1995, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Costa Mesa, California


February 28, 1997

                           MOTORVAC TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,           DECEMBER 31,
                                                                                                1996                     1995
                                                                                          ----------------        -----------------
                                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents (Note 6)                                                        $2,559,989           $       5,008
   Accounts receivable, net of allowance for doubtful
   accounts of $14,952 (December 31, 1996) and
   $28,310 (December 31, 1995)                                                                1,220,029                 773,329
   Inventories, net of reserve of $40,000 (December 31, 1996) (Note 3)                        1,165,411               1,109,250
   Other current assets (including deposits with vendors of
   $345,779 at December 31, 1996)                                                               459,465                 166,778
   ------------------------------                                                            ----------             -----------

   Total Current Assets                                                                       5,404,894               2,054,365

PROPERTY AND EQUIPMENT, net (Note 4)                                                            259,651                 288,527
INTANGIBLE ASSETS, net of accumulated amortization of
   $516,983 (December 31, 1996) and $152,095
   (December 31, 1995)   (Note 9)                                                             1,307,460               1,672,348
OTHER ASSETS                                                                                     17,227                  25,000
                                                                                             ----------             -----------
                                                                                             $6,989,232             $ 4,040,240
                                                                                            ===========             ===========



         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
   Accounts payable and other current liabilities (Note 5)                                  $   894,612              $1,364,490
   Accrued interest - related parties (Note 10)                                                                         649,901
   Amounts payable to ex-licensor (Note 9)                                                                              219,250
   Short-term note payable to bank (Note 6)                                                   1,500,000
                                                                                             ----------               ----------
   Total Current Liabilities                                                                  2,394,612               2,233,641
AMOUNTS PAYABLE TO EX-LICENSOR (Note 9)                                                                                 219,295
NOTES PAYABLE TO RELATED PARTIES (Note 10)                                                                            5,273,872
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY (DEFICIENCY) (Notes 1,11 and 12):
   Cumulative Series A preferred stock ($.01 par); 95,295 shares authorized and outstanding at December 31, 1995 (preferred liquidation preference
     $4,764,750 at December 31, 1995)                                                                                       953
   Cumulative Series B preferred stock ($.01 par); 55,000 shares authorized; 54,300 outstanding at December 31, 1995
     (preferred liquidation preference $2,715,000
     at December 31, 1995)                                                                                                  543
   Common stock, $.01 par value; 10,000,000 shares authorized;
   948,000 and 4,514,918 issued and outstanding at December 31,
   1995 and December 31, 1996, respectively                                                      45,149                   9,480
   Additional paid-in capital                                                                16,523,553               6,995,448
   Accumulated deficit                                                                      (11,974,082)            (10,692,992)
                                                                                             ----------              ----------
Total Stockholders' Equity (Deficiency)                                                       4,594,620              (3,686,568)
                                                                                             ----------              ----------


                                                                                             $6,989,232              $4,040,240
                                                                                             ==========              ==========






                See notes to consolidated financial statements.

                          MOTORVAC TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                            NINE MONTHS
                                                      YEAR ENDED              ENDED
                                                     DECEMBER 31,          DECEMBER 31,
                                                          1996                1995
                                                    -------------          ------------


NET SALES (Note 13)                                 $ 8,242,735            $ 3,992,398

COST OF SALES                                         5,026,486              2,480,690

GROSS PROFIT                                          3,216,249              1,511,708

OPERATING EXPENSES (Notes 7 and 9)                    4,338,332              3,194,957
                                                    -----------            -----------

LOSS FROM OPERATIONS                                 (1,122,083)            (1,683,249)

INTEREST EXPENSE (NET) -
   RELATED PARTIES (Note 10)                            157,751                446,309
                                                    -----------            -----------

LOSS BEFORE PROVISION FOR INCOME TAXES               (1,279,834)            (2,129,558)
PROVISION FOR INCOME TAXES (Note 8)                       1,256                    850
                                                    -----------            -----------

NET LOSS                                            $(1,281,090)           $(2,130,408)
                                                    ===========            ===========

NET LOSS PER SHARE AND COMMON
   SHARE EQUIVALENT                                      $(0.31)                $(0.64)
                                                    ===========            ===========

WEIGHTED AVERAGE OUTSTANDING COMMON AND
   COMMON EQUIVALENT SHARES                           4,140,845              3,304,918
                                                    ===========            ===========

SUPPLEMENTARY DATA (Note 1)
  Historical net loss                               $(1,281,090)           $(2,130,408)
  Supplementary reduction in interest expense           132,416                446,309
                                                    -----------            -----------

SUPPLEMENTARY NET LOSS                              $(1,148,674)           $(1,684,099)
                                                    ===========            ===========

SUPPLEMENTARY NET LOSS PER SHARE AND
  COMMON EQUIVALENT SHARES                               $(0.28)                $(0.50)
                                                    ===========            ===========

SUPPLEMENTARY WEIGHTED AVERAGE OUTSTANDING
  COMMON AND COMMON EQUIVALENT SHARES                 4,165,481              3,387,952
                                                    ===========            ===========





                See notes to consolidated financial statements.

                           MOTORVAC TECHNOLOGIES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                 SERIES A                 SERIES B
                                             PREFERRED STOCK            PREFERRED STOCK               COMMON STOCK
                                             ---------------            ---------------               ------------

                                            SHARES          AMOUNT       SHARES      AMOUNT        SHARES        AMOUNT
                                            ------          ------       ------      ------        ------        ------



BALANCE, April 1, 1995                       95,295          $953        54,300       $543        948,000       $  9,480

Net loss

Decrease in receivable
 from ex-licensor

Exchange of receivable from
 ex-licensor for an intangible
 asset (Note 9)

                                             ------      --------       -------       ----      ---------       --------
BALANCE, December 31, 1995                   95,295           953        54,300        543        948,000          9,480


Issuance of common stock to
 EMIIC in exchange for debt                                                                       820,521          8,205

Exchange of Series A
 preferred stock for
 common stock                              (95,295)         (953)                                 966,247          9,662

Exchange of Series B
 preferred stock for
 common stock                                                          (54,300)      (543)        570,150          5,702

Issuance of shares on initial
 public offering, net of issuance cost                                                          1,210,000         12,100
Net loss
                                             ------      --------       -------       ----      ---------       --------
BALANCE, December 31, 1996                   --         $  --           --          $   --      4,514,918        $45,149
                                             ======      ========       =======       ====      =========       ========








                                        ADDITIONAL                            RECEIVABLE
                                         PAID-IN          ACCUMULATED            FROM
                                         CAPITAL            DEFICIT           EX-LICENSOR            TOTAL
                                         -------            -------           -----------            -----



BALANCE, April 1, 1995                  $ 6,995,448        ($8,562,584)       ($1,203,814)        ($2,759,974)

Net loss                                                    (2,130,408)                            (2,130,408)

Decrease in receivable
 from ex-licensor                                                                  13,618              13,618

Exchange of receivable from
 ex-licensor for an intangible
 asset (Note 9)                                                                 1,190,196           1,190,196
                                        -----------        -----------         ----------          ----------
BALANCE, December 31, 1995                6,995,448        (10,692,992)                            (3,686,568)


Issuance of common stock to
 EMIIC in exchange for debt              4,402,095                                                  4,410,300

Exchange of Series A
 preferred stock for
 common stock                               (8,709)

Exchange of Series B
 preferred stock for
 common stock                               (5,159)

Issuance of shares on initial
 public offering, net of issuance cost   5,139,878                                                  5,151,978
Net loss                                                    (1,281,090)                            (1,281,090)
                                        -----------        -----------         ----------          ----------
BALANCE, December 31, 1996             $16,523,553        ($11,974,082)        $     --            $4,594,620
                                        ===========        ===========         ==========          ==========


See Notes to consolidated financial statements.

                           MOTORVAC TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW




                                                                                                              NINE MONTHS
                                                                                  YEAR ENDED                     ENDED
                                                                                 DECEMBER 31,                 DECEMBER 31,
                                                                                     1996                        1995
                                                                                 ----------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      ($1,281,090)                  ($2,130,408)

  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                  467,080                       123,871
     Loss on disposal of long-term assets                                                                          57,894
     Discounts earned for early payment to ex-licensor                              (79,993)
     Net change in operating assets and liabilities:
        Accounts receivable                                                        (446,700)                     (184,416)
        Inventories                                                                 (56,161)                       35,573
        Other current assets, intangibles and other assets                         (284,914)                      (75,523)
        Interest payable to related parties                                        (649,901)
        Accounts payable and other current liabilities                             (469,878)                      594,137
                                                                                  ----------                    ---------
         Net cash used in operating activities                                   (2,801,557)                   (1,578,872)

CASH FLOW FROM INVESTING ACTIVITY -
   Purchase of equipment                                                            (73,316)                     (116,934)

CASH FLOW FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common shares                                    5,151,978
   Proceeds from issuance of notes payable to related parties                       680,000                     2,590,000
   Payments of notes payable to related parties                                  (1,543,572)                     (920,000)
   Decrease in receivable from ex-licensor                                                                         13,618
   Payments to ex-licensor                                                         (358,552)
   Proceeds from issuance of notes payable to bank                                1,500,000
                                                                                  ----------                    ---------
         Net cash provided by financing activities                                5,429,854                     1,683,618


NET INCREASE (DECREASE) IN CASH                                                   2,554,981                       (12,188)

CASH AND CASH EQUIVALENTS, beginning of period                                        5,008                        17,196
                                                                                 ----------                      --------
CASH AND CASH EQUIVALENTS, end of period                                         $2,559,989                        $5,008
                                                                                 ==========                      ========


SUPPLEMENTAL DISCLOSURES OF NONCASH
   INFORMATION:
      Interest paid                                                                $930,127                       $22,340
                                                                                 ==========                      ========
      Income taxes paid                                                              $1,256                        $1,650
                                                                                 ==========                      ========




See notes to consolidated financial statements.

                           MOTORVAC TECHNOLOGIES, INC.


                                                                                                              NINE MONTHS
                                                                                 YEAR ENDED                      ENDED
                                                                                DECEMBER 31,                  DECEMBER 31,
                                                                                   1996                           1995
                                                                              --------------                  --------------




SUPPLEMENTAL DISCLOSURES OF NONCASH
   FINANCING ACTIVITIES:
      Conversion of Series A preferred stock to
         common stock net of issuance costs                                   $4,659,499
                                                                              ==========

      Conversion of Series B preferred stock to
         common stock net of issuance costs                                   $2,170,425
                                                                              ==========


      Conversion of notes payable to related
         parties to common stock                                              $4,410,300
                                                                              ==========

                           MOTORVAC TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                     THE NINE MONTHS ENDED DECEMBER 31, 1995



1.       GENERAL

         Incorporation - MotorVac Technologies, Inc. (the "Company") was incorporated under the general corporation law of the State of Delaware on June 19, 1992 as CarbonClean Corporation ("CCC"). On March 12, 1993, CCC changed the name of the corporation to MotorVac Technologies, Inc.

         On April 1, 1994, MotorVac International Marketing Ltd. ("MIML") (a company under common ownership control) and the Company entered into an Asset Transfer Agreement and an Operations Transfer Agreement whereby MIML transferred all operations and assets and liabilities to the Company. The Company continued the business of MIML from that date forward. On November 29, 1995, MIML was dissolved into the Company, effective December 31, 1995.

         On June 9, 1994, the Company acquired 100% of the outstanding common stock of MIML in exchange for 1,500,000 shares of the Company's common stock. The licensing and sublicensing agreements between the Company and MIML were replaced by two exclusive license agreements - one between the Company and Enviromotive, Inc. ("EMI"), now an ex-licensor, and one between MIML and EMI. The new agreements licensed certain patents, trademarks and other rights to the Company in the United States ("U.S.") and Canada and to MIML outside the U.S. and Canada in exchange for a continuing royalty payment. Effective December 31, 1995, the Company terminated the exclusive license agreements and purchased the patents, trademarks and other rights of EMI (Note 8).

         Line of Business - The Company designs, develops, assembles, markets and sells the MotorVac CarbonClean System and proprietary detergent primarily to the automotive after-market industry through various distribution channels both in the U.S. and Canada under the trade name MotorVac, and outside the U.S. and Canada under the trade name CarbonClean.

         Fiscal Year - In January 1996, the Company's Board of Directors elected to change the Company's year-end for financial reporting purposes to December 31, effective December 31, 1995. The Company continues to report on a March 31 year-end for income tax purposes.

         Principles of Consolidation - The consolidated financial statements for 1995 include the accounts of MotorVac Technologies, Inc. and MIML. All intercompany accounts and transactions are eliminated in consolidation.

         Stock Split - The Company's Board of Directors and stockholders approved a 1-for-.316 reverse stock split of its common stock on February 29, 1996. All share and per share amounts included in the accompanying consolidated financial statements have been restated to reflect the reverse stock split.

         Initial Public Offering - The Company closed an initial public offering on May 1, 1996, and the overallotment on June 13, 1996 where the Company sold 1,100,000 and 110,000 shares of common stock, respectively. Immediately prior to the closing of the initial public offering, the holders of the Series A preferred stock and Series B preferred stock converted that stock into 966,247 and 570,150 shares of common stock, respectively. At the same time, the Erin Mills International Investment Corporation ("EMIIC"), a related party, converted $4,410,300 of debt payable by the Company into 820,521 shares of common stock.

                           MOTORVAC TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
               THE NINE MONTHS ENDED DECEMBER 31, 1995 (Continued)



         Supplementary Net Loss - Supplementary net loss for the nine months ended December 31, 1995 and the twelve months ended December 31, 1996 represent the results of operations adjusted to reflect the impact of the elimination of interest expense related to the $4,410,300 in debt due EMIIC, and The WH & NC Eighteen Corporation ("WH & NC"), an affiliate of EMIIC, which was exchanged for common stock immediately prior to the consummation of the initial public offering (Note 10).

         Supplementary Net Loss Per Common and Common Equivalent Share - Supplementary net loss per common and common equivalent share is computed by dividing supplementary net loss by the weighted average number of shares of common stock outstanding during the period. Weighted average common shares include common stock, options for the purchase of stock issued during the most recent 12 months using the treasury stock method, and the conversion of all outstanding shares of Series A and B preferred stock into shares of common stock, the assumed issuance of 820,521 shares of common stock by the Company to effect the exchange (using an initial offering price of $5.375 per share) of $4,410,300 in borrowings and the issuance of 83,034 shares of common stock which would be necessary to generate gross proceeds of $446,309 of pro forma interest expenses due EMIIC and WH & NC. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form SB-2 Registration Statement have been included in the calculation of common equivalent shares using the treasury stock method, if they were outstanding as of the beginning of the period, for the nine months ended December 31, 1995.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Revenue Recognition - The Company recognizes revenue when products are shipped.

         Concentration of Credit Risk - The Company's revenues are generated primarily from credit sales. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. The Company does not require collateral for its receivables.

         Significant Supplier - The Company currently relies on a supplier as a sole source of the Company's gasoline and diesel engine detergents under the terms of an exclusive supply contract. The Company considers its detergents to be a critical proprietary asset. The loss of the supplier of the proprietary product or an inability to obtain detergent from the supplier for any significant period of time could have a material adverse effect on results of operations.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Inventories - Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.

                           MOTORVAC TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
               THE NINE MONTHS ENDED DECEMBER 31, 1995 (Continued)




         Depreciation and Amortization - Depreciation and amortization are provided using the straight-line method, over the following estimated useful lives:

                  Computer equipment and software                      5 years
                  Machinery and equipment                              5 years
                  Furniture and fixtures                               5 years
                  Leasehold improvements             Lesser of life of lease or 5 years

         Intangible Assets - Intangible assets, consisting of organization costs and a covenant not-to-compete, are stated at cost and amortized using the straight-line method over the lesser of five years or the useful life of the asset. Effective December 31, 1995, the Company acquired certain patents, trademarks and other rights described in Note 8. These rights are to be amortized using the straight-line method over five years or 3% of net sales, if greater in any year. The recoverability of intangibles is measured based on gross profit margin on the sale of related products and is evaluated annually.

         Income Taxes - The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets (if realizable) and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

         Reclassification - Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.


3.       INVENTORIES

         Inventories, which include materials, supplies, labor and manufacturing overhead, are summarized as follows:

                                       1996             1995

Materials and supplies            $   710,174       $   639,914
Work in process                        74,902           100,750
Finished product                      420,335           368,586
Reserve                               (40,000)             --
                                  -----------       -----------

                                  $ 1,165,411       $ 1,109,250
                                  ===========       ===========


                           MOTORVAC TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
               THE NINE MONTHS ENDED DECEMBER 31, 1995 (Continued)



4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                                  1996                       1995

                  Computer equipment and software                           $   212,872                $   176,136
                  Machinery and equipment                                       145,260                    122,378
                  Furniture and fixtures                                        188,835                    176,591
                  Leasehold improvements                                          2,434                      1,030
                                                                            -----------                -----------
                                                                                549,401                    476,135

                  Less accumulated depreciation and
                  amortization                                                 (289,750)                  (187,608)
                                                                            -----------                -----------
                                                                            $   259,651                 $  288,527
                                                                            ===========                ===========





5.       ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

         Accounts payable and other current liabilities consist of the following:

                                                                                  1996                       1995

                  Accounts payable                                           $   632,431                $ 1,045,869
                  Other accrued liabilities                                      262,181                    318,621
                                                                             -----------                -----------
                                                                             $   894,612                $ 1,364,490
                                                                             ===========                ===========


6.       SHORT-TERM NOTE PAYABLE

         Short-term note payable consists of a note payable to Imperial Bank. The note is collateralized by a $1,500,000 certificate of deposit on deposit with the bank. Interest is payable monthly at prime (8.25% at December 31, 1996). Principal is due June 16, 1997.


7.       COMMITMENTS AND CONTINGENCIES

         Leases - The Company leases an office and manufacturing facility under an operating lease.

                           MOTORVAC TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
               THE NINE MONTHS ENDED DECEMBER 31, 1995 (Continued)




         Future minimum annual payments on the noncancelable facility lease are as follows:

                  Year ending December 31:
                           1997                             $ 116,054
                           1998                                10,319
                                                            ---------
                                                            $ 126,373
                                                            =========



         Under the lease agreement, the Company is required to pay various expenses including maintenance, insurance, utility costs and property taxes. Rental expense amounted to $109,403 for the year ended December 31, 1996 and $137,217 for the nine months ended December 31, 1995.

         Employment Contracts - The Company has entered into employment contracts with four officers of the Company that provide for minimum annual salaries aggregating $466,300 at December 31, 1996. The contracts have one-year or multiple-year automatic renewals based on the Company's failing to give "Notice of Non-Renewal" sixty (60) days before the expiration of such contracts. In the event of termination of a contract by the Company without cause, the Company would be required to pay continuing salary payments for specified periods in accordance with the contracts.

         License Agreements - The Company accepted written notice of termination of a licensing agreement under which royalties were paid monthly. For the year ended December 31, 1996 and the nine months ended December 31, 1995, royalties of $1,200 and $18,650, respectively, expensed under this agreement.

         The Company has commitments to pay fees under an exclusive agreement to license certain technology. The agreement provides for payment of a minimum royalty of the greater of $50 per machine sold or $10,000 on January 1, May 1 and September 1 of each calendar year through the latter of December 31, 1998 or the expiration date of any patent related to the technology. For the year ended December 31, 1996 and the nine months ended December 31, 1995, royalties of $30,000 and $20,000, respectively, have been expensed under such agreement.

         Litigation - As of December 31, 1996, the Company is involved in various lawsuits, claims and inquiries arising from transactions entered into in the ordinary course of business. While the Company's future liability with respect to these matters cannot be predicted with certainty, it is the opinion of the management, after consultation with outside counsel, that any liability from lawsuits or claims known to the Company, whether asserted or unasserted, would not have a material adverse effect on the financial position or operations of the Company. At December 31, 1996, the Company had a lawsuit outstanding between itself and DeCarbon Australia Pty. Ltd., et al. This was settled in the Company's favor on January 6, 1997.

                           MOTORVAC TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
               THE NINE MONTHS ENDED DECEMBER 31, 1995 (Continued)



8.       INCOME TAXES

         Temporary differences which give rise to deferred income taxes are as follows:

                                                                                  1996                      1995

                  Net deferred taxes:
                     Accrued or disallowed related party interest           $         -               $    486,232
                     Tax credit carryforwards                                    50,053                     50,053
                     Reserves                                                    55,677                     94,499
                     Capitalized costs                                          295,394                    229,109
                     Net operating losses                                     4,193,720                  3,059,178
                     Other                                                      (65,197)                     9,993
                                                                            -----------               ------------
                                                                              4,529,647                  3,929,064
                     Valuation allowance                                     (4,529,647)                (3,929,064)
                                                                            -----------               ------------

                     Net deferred tax benefit                               $        -                $          -
                                                                            ===========               ============



         The valuation allowance increased $600,583 and $659,856 during the year ended December 31, 1996 and the nine months ended December 31, 1995, respectively. The difference between the Company's effective tax rate and the federal statutory rate is comprised of the valuation allowance on deferred assets.

         As of December 31, 1996, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $10,470,070 and $5,690,277, respectively. The federal and state net operating loss carryforwards begin expiring in 2007 and 1997, respectively. The Company also has research and experimentation credit carryforwards for federal and state income tax purposes of approximately $37,000 and $13,000, respectively, which begin to expire in 2007. Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating loss and credit carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.


9.       PURCHASE OF INTANGIBLES

         On December 31, 1995, the Company purchased certain intangibles from EMI (ex-licensor) in an exchange transaction as described below. Prior to December 31, 1995, the Company advanced money to EMI to pay for substantially all of the operating expenses and obligations on behalf of EMI.

                           MOTORVAC TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
               THE NINE MONTHS ENDED DECEMBER 31, 1995 (Continued)




         Additionally, prior to December 31, 1995, the Company had two exclusive license agreements with the ex-licensor to utilize certain patents, trademarks and other rights in exchange for a royalty of 3% of net sales. For the nine months ended December 31, 1995, the Company recorded royalties of $119,901 related to this agreement (none during the year ended December 31, 1996).

         Effective December 31, 1995, the Company entered into a Purchase Agreement with EMI. The agreement provided for the termination of the license agreements and the purchase of the patents, trademarks and other rights in exchange for the forgiveness of receivables due from the ex-licensor, the discharge of accrued royalties owed to the ex-licensor, minimum payments of $116,000, payable at $20,000 upon signing of the agreement, and $4,000 per month through December 1997, and the assumption of an obligation for future payments based on sales of a certain product. The Company recorded $1,590,452 for the acquisition of these intangible assets, which reflects forgiveness of receivables of $1,190,196, discharge of accrued royalties payable of $38,289, required future payments of $116,000 and estimated minimum payments of $322,545 for the assumption of the obligation for future payments. On October 17, 1996, the Company paid $200,059, which represented payment in full of all amounts then due to EMI totaling $280,052. The Company recorded a gain of $79,993, which is included in operating expenses. No amounts are due EMI at December 31, 1996.


10.      RELATED PARTIES TRANSACTIONS

         Notes payable to related parties consist of the following:

                                                                                                        DECEMBER 31,
                                                                                                            1995
                                                                                                         ----------

            Notes payable to EMIIC, a major stockholder, interest at prime plus
               2%, collateralized by all the assets of the Company (converted to
               common shares prior to the initial public offering) (Note 11)                             $3,853,872

            Note payable to the WH & NC bearing interest at prime plus 2%, collateralized by all the assets of the Company (paid on December
               16, 1996 with proceeds of short-term note payable to
               Imperial Bank)  (Note 6)                                                                   1,420,000
                                                                                                         ----------

                                                                                                         $5,273,872
                                                                                                         ==========




         For the year ended December 31, 1996 and the nine months ended December 31, 1995, the Company recorded interest expense due to related parties of $280,905 and $446,309, respectively. All accrued interest payable due related parties was paid during the year ended December 31, 1996.

                           MOTORVAC TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
               THE NINE MONTHS ENDED DECEMBER 31, 1995 (Continued)




11.      PREFERRED STOCK

         Series A Preferred Stock - On June 9, 1994, the stockholders of the Company exchanged $4,764,750 of notes payable for 95,295 shares of Series A preferred stock. Under the original terms, the Series A preferred stock was nonvoting, not convertible into common stock, redeemable at the option of the Company upon certain events, and had a 6% cumulative dividend payable quarterly, if declared.

         Series B Preferred Stock - Under the original terms, the Series B preferred stock had a 6% cumulative dividend, payable quarterly, if declared, and was convertible at any time at the option of the holder or automatically converted upon a public offering into shares of the Company's common stock at a conversion price of $5.10 per share.

         The Company revised the terms of the above preferred stock issues as follows:

         Series A Preferred Stock - The Company provided a conversion privilege to these stockholders to convert to common shares all Series A preferred stock (including all accrued dividends thereon) at the actual initial public offering price per share.

         In conjunction with the issuance of Series B preferred shares, the Company issued warrants to purchase 5,500 shares of Series B preferred stock at $50 per share at any time through October 1998. At December 31, 1996, all the warrants were outstanding and exercisable. No value has been ascribed to such warrants.

         Initial Public Offering - The holders of Series A preferred stock and Series B preferred stock converted such stock into 966,247 and 570,150 shares of common stock, respectively, immediately prior to the consummation of the initial public offering.


12.      STOCK INCENTIVE AWARD PLAN

         In 1994, the Company adopted the 1994 Stock Incentive Award Plan (the 1994 Plan). The Company has reserved an aggregate of 126,400 shares of common stock for issuance under the Plan. All options were granted at fair market value at the date of grant. On February 9, 1996, the Company's Board of Directors approved the 1996 Stock Incentive Award Plan (the "Incentive Plan") and the 1996 Director Stock Plan (the "Director Plan"). These plans provide for the Company to issue options to purchase up to 325,000 and 50,000 shares, respectively, of the Company's common stock at fair market value on the date of grant. All options granted have been granted in accordance with the provisions of the 1994 Plan and the Incentive Plan. Provisions of the plans call for options to be granted at the estimated fair market value which is generally the average of the bid and ask price on the day of the grant. As of December 31, 1996, options representing 65,445 shares were exercisable. Subsequent to December 31, 1995 but prior to consummation of the initial public offering, all options were granted at $5.10, which reflected fair market value at that time.

                           MOTORVAC TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
               THE NINE MONTHS ENDED DECEMBER 31, 1995 (Continued)



         Stock option activity for the year ended December 31, 1996 and the nine months ended December 31, 1995 is as follows:


                                                NUMBER OF       PRICE PER
                                                 SHARES           SHARE
                                                --------        --------

             BALANCE, April 1, 1995              106,710        $ 5.10

             Granted                              25,912        $ 5.10

             Options lapsed                      (16,116)       $ 5.10
                                                --------



             BALANCE, December 31, 1995          116,506        $ 5.10

             Granted                             288,594        $ 5.10 to $6.125

             Options lapsed                       (8,660)       $ 5.10
                                                --------

             BALANCE, December 31, 1996          396,440        $ 5.10 to $6.125
                                                ========



         As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

         SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 120 months following grant; stock volatility, 32% in 1996 and 1995; risk-free interest rates, 5.5% in 1996 and 1995; and no dividends during the expected term. Forfeitures are recognized as they occur. If the computed fair values of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $2,143,126 ($0.65 per share) in 1995 and $1,386,513 ($0.33 per share)
         in 1996. However, the impact of outstanding stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1995 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

                           MOTORVAC TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
               THE NINE MONTHS ENDED DECEMBER 31, 1995 (Continued)




         The weighted average remaining contractual life and weighted average exercise price are 8.2 years and $5.42, respectively. The weighted average fair value of options granted during the periods ending December 31, 1996 and 1995 were $2.83 and $3.07, respectively.


13.      CONCENTRATION OF NET SALES

         Approximately 51% and 45% of the Company's net sales were made to one customer during the year ended December 31, 1996 and the nine-month period ended December 31, 1995, respectively. A decision by this customer to decrease the amount purchased from the Company or to cease distributing the Company's products could have a material adverse effect on the Company's financial conditions and results of operations.

         The Company sells its products through distributors in the domestic (defined as U.S. and Canada) and the international marketplace. For the year ended December 31, 1996 and the nine months ended December 31, 1995, net sales by region were as follows:


                                                                                       YEAR              NINE MONTHS
                                                                                      ENDED                ENDED
                                                                                    DECEMBER 31,         DECEMBER 31,
                                                                                       1996                 1995
                                                                                    ---------            ----------
                  North America                                                    $5,870,757            $2,870,560
                  South and Central America                                           292,721               289,909
                  Europe                                                              286,260               119,436
                  Middle East and Africa                                              140,627               106,822
                  Asia                                                              1,652,370               605,671
                                                                                    ---------            ----------
                                                                                   $8,242,735            $3,992,398
                                                                                   ==========            ==========



14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments.

         Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 1996, management believes that the carrying amounts of cash, accounts receivable, accounts payable and other current liabilities, and notes payable to bank approximate fair value because of the short maturity of these financial instruments.

                          MOTORVAC TECHNOLOGIES, INC.

                          EXHIBIT INDEX TO FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1996




3.1  (1)      Amended and Restated Certificate of Incorporation.

3.2  (1)      Third Amended and Restated Bylaws, as amended.

4.1           Reference is made to Exhibits 3.1 and 3.2.

4.2  (1)      Specimen Stock Certificate.

10.1 (1) Letter Agreement dated February 12, 1996 by and among the Registrant, Enviromotive, Inc. and International Turbo Center, Inc.

10.2 (1)+     1996 Stock Incentive Award Plan of Registrant.

10.3 (1)+     Form of 1996 Director Nonqualified Stock Option Agreement.

10.4 (1)+     Form of 1996 Employee Nonqualified Stock Option Agreement.

10.5 (1)+     1996 Director Stock Plan of Registrant.

10.6 (1)+     Amended and Restated Employment Agreement dated March 21, 1996 between the Registrant and Allan T. Maguire.

10.7 (1) Form of Consent to Amendment of Registration Rights Agreement and Stock Purchase Warrant and Waiver of Notice entered into between the Registrant and each of the holders of Stock Purchase Warrants to purchase Series B Preferred Stock.

10.8 (2) Products Distribution Agreement dated May 1, 1996 by and between the Registrant and Sun Electric De Mexico, S.A. De C.V.

10.9 (1) Transfer Agreement dated October 23, 1995 by and between CarbonClean International Ltd. and the Registrant.

10.10 (1)     Transfer Agreement dated October 23, 1995 by and between MIML and the Registrant.

10.11 (1)     Amended and Restated Secured Subordinated Promissory Note dated
              December 31, 1995 in the original principal amount of $1,040,000 payable by the Registrant in favor of The WH & NC Eighteen
              Corporation.

10.12 (1)     Security Agreement dated August 3, 1995 by and between the
              Registrant and The WH & NC Eighteen Corporation.

10.13 (3)     First Amendment to Purchase Agreement dated September 30, 1996, by and among the Registrant, International Turbo Center, Inc., and Enviromotive, Inc.

10.14 Products Distribution Agreement dated December 1, 1996, by and between the Registrant and Snap-On Tools Japan K.K.

10.15 Products Distribution Agreement dated January 6, 1997, by and between the Registrant and China Motor-Vehicle Safety Appraisal and Inspection Center.

10.16 (1)     Products Distribution Agreement dated January 27, 1995 by and between the Registrant and DeCarbon Pty. Ltd.

10.17 (1)     Supplier Purchase Agreement dated April 10, 1995 by and between the Registrant and Snap-On Incorporated.

10.18 (1)     Exclusive Distribution Agreement dated April 10, 1995 by and between the Registrant and Snap-On Incorporated.

10.19 (1)     Products Distribution Agreement dated November 16, 1995 by and between the Registrant and Automotive Diagnostics.

10.20 (1)     Letter Agreement dated February 12, 1996 by and among the
              Registrant, Enviromotive, Inc., and International Turbo Center,
              Inc.

10.21 (1)     Standard Industrial Lease--Multi-Tenant dated November 29, 1995 by and between Northern McFadden Limited Partnership, an Illinois limited partnership, and the Registrant.

10.22 (4)     Products Distribution Agreement dated March 28, 1996, by and between the Registrant and Cameo (QLD) Pty. Ltd.

10.23 (1)+    Employment Agreement dated October 24, 1994 by and between the
              Registrant and Lee William Melody, as amended as of November 3,
              1995.

10.24 (1)     Employment Agreement dated as of November 20, 1995 by and between the Registrant and Michael G. Arkell.

10.25 (1)     Offer Letter to Michael G. Hosch dated December 16, 1992 from the
              Registrant, as amended by Memorandum dated March 21, 1995.

10.26 (1)     Form of Indemnity Agreement entered into with each of the
              Registrant's officers and directors.

10.27 (1)     Amendment to Stockholders Voting Agreement dated March 8, 1996 by and among the Registrant, Erin Mills International Investment
              Corporation, George H. David and Robert G. Reese.

10.28 (1)     Purchase Agreement dated February 22, 1996, but made effective as of December 31, 1995, by and among the Registrant, International Turbo Center, Inc. and Enviromotive, Inc.

10.29 (1)     MotorVac Technologies, Inc. Cash Bonus Plan.

10.30 (1)     Letter Agreement dated April 5, 1996 between the Registrant and
              Shrader Packaging Co., Inc. amending the Exclusive Supply
              Agreement and granting a right of first refusal to the Registrant.

10.31 Settlement Agreement and Mutual Release dated January 6, 1997 by and between the Registrant, DeCarbon Australia Pty. Ltd. , Carbon Clean Corporation Pty. Ltd., Carbon Tune Pty. Ltd., Chris Somas, Roydn Sweet and Jim Litis (collectively "DeCarbon").

10.32 First Amendment and Modification to Settlement Agreement and Mutual Release by and between the Registrant and DeCarbon, dated January 4, 1997.

10.33 Second Amendment and Modification to Settlement Agreement and Mutual Release by and between the Registrant and DeCarbon, dated January 7, 1997.

10.34 Letter Agreement confirming settlement between the Registrant and Lee W. Melody on the one hand and Robert L. Fisher and ETCO on the other hand, dated March 14, 1997.

10.35 (3)     Letter Agreement dated September 15, 1996, by and between the
              Registrant and Automotive Diagnostics canceling the Products
              Distribution Agreement dated November 16, 1995, along with the
              Product Labeling Agreement.

10.36 (3)     Products Distribution Agreement dated September 15, 1996, by and between the Registrant and Cartek International, Inc.

10.37 (1)     Letter Agreement dated as of December 31, 1995 between the
              Registrant and EMIIC amending certain promissory notes and waiving certain defaults thereunder.

10.38 Settlement Agreement and Mutual Release dated March 27, 1997 by and between Lee W. Melody and the Registrant on the one side, and Robert L. Fisher and ETCO on the other.

11.1 Statement of Calculation of Net Loss Per Share and Supplementary Net Loss Per Share.

24.1          Power of Attorney.  Reference is made to page 32.

27.1          Financial Data Schedule in accordance with Article 5 of
              Regulation SX.
____________________________________

(1) Previously filed as an exhibit to the Registration Statement on Form SB-2, as amended (No. 333-1866-LA), and incorporated herein by reference.

(2) Previously filed as an exhibit to the Form 10-QSB for the period ended March 31, 1996, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Form 10-QSB for the period ended September 30, 1996, and incorporated herein by reference.

(4) Previously filed as an exhibit to the Form 10-QSB for the period ended June 30, 1996, and incorporated herein by reference.

+  Indicates a management contract or compensatory plan or arrangement.