Form 10QSB
period 1997-03-31
MOTORVAC TECHNOLOGIES INC
filed 1997-05-02
CIK 915846

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

                                 (714) 558-4822
                          (Issuer's Telephone Number)

                                      N/A
________________________________________________________________________________
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes    X    No
                       -----     -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class:                               Date                    Outstanding

Common Stock, $.01 par value         April 30, 1997           4,514,918

Transitional Small Business Disclosure Format (check one);
                  Yes         No   X
                       -----     -----

                           MOTORVAC TECHNOLOGIES, INC.
                                 Balance Sheets

                                                                               December 31,            March 31,
                                                                                  1996                   1997
                                                                               -----------           -----------
                                     ASSETS
  CURRENT ASSETS:
      Cash and cash equivalents                                                 $2,559,989            $2,555,972
      Accounts receivable, net of allowance for doubtful accounts
        of $14,952 (December 31, 1996) and $17,292  (March 31, 1997)             1,220,029             1,297,204
      Inventories, net of reserve of $40,000  (December 31, 1996) and
        $41,993 (March 31, 1997)                                                 1,165,411             1,230,244
      Other current assets                                                         459,465               377,405
                                                                               -----------           -----------
      Total Current Assets                                                       5,404,894             5,460,825

  PROPERTY AND EQUIPMENT net                                                       259,651               243,631

  INTANGIBLE ASSETS, (net of accumulated amortization of
      $516,783 (December 31, 1996) and $608,205 (March 31, 1997)                 1,307,460             1,216,238

  Other Assets                                                                      17,227                17,227
                                                                               -----------           -----------
                                                                                $6,989,232            $6,937,921
                                                                               ===========           ===========

                      LIABILITIES & STOCKHOLDERS'  EQUITY
  CURRENT LIABILITIES:
      Accounts Payable and other current liabilities                              $894,612              $999,498
      Short term note payable to bank                                            1,500,000             1,200,000
           Total Current Liabilities                                             2,394,612             2,199,498

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS'  EQUITY
      Common stock, $.01 par value; 10,000,000 shares authorized;
        and 4,514,918 issued and outstanding at December 31, 1996 and
        March 31, 1997,  respectively                                               45,149                45,149
      Additional paid-in capital                                                16,523,553            16,523,553
      Accumulated Deficit                                                      (11,974,082)          (11,830,279)
                                                                               -----------           -----------
      Total Stockholders'  Equity                                                4,594,620             4,738,423

                                                                                $6,989,232            $6,937,921
                                                                               ===========           ===========

                           MOTORVAC TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS

                                                             Three Months Ended
                                                       -----------------------------
                                                         March 31,         March 31,
                                                           1997              1996
                                                       -----------       -----------
    NET SALES                                           $2,026,783        $1,347,529
    COST OF SALES                                          949,201           732,305
                                                       -----------       -----------

    GROSS PROFIT                                         1,077,582           615,224

    OPERATION EXPENSES                                     938,613           961,356
                                                       -----------       -----------

    INCOME (LOSS) FROM OPERATIONS                          138,969          (346,132)
    INTEREST, NET                                           (4,034)          145,865
                                                       -----------       -----------

    INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES        143,003          (491,997)
    PROVISION FOR INCOME TAXES                                (800)                0
                                                       -----------       -----------

    NET INCOME (LOSS)                                     $143,803         ($491,997)
                                                       ===========       ===========


    NET INCOME (LOSS) PER  SHARE AND COMMON
        SHARE EQUIVALENT                                     $0.03            ($0.15)
                                                       ===========       ===========

    WEIGHTED AVERAGE OUTSTANDING COMMON AND
        COMMON EQUIVALENT SHARES                         4,514,918         3,304,918
                                                       ===========       ===========

                           MOTORVAC TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOW

                                                                                    Three Months Ended
                                                                             --------------------------------
                                                                              March 31,            March 31,
                                                                                1997                 1996
                                                                             -----------          -----------
    CASH FLOW FROM OPERATION ACTIVITIES:
    Net Income (Loss)                                                           $143,803            ($491,997)
    Adjustments to reconcile net income (loss) to net cash
      used in operation activities:
      Depreciation and amortization                                              119,784              115,197

      Net change in operation assets and liabilities:
        Accounts receivable                                                      (77,175)            (508,626)
        Inventories                                                              (64,832)              89,440
        Other current assets, intangibles and other assets                        82,059             (251,099)
        Accounts payable and other current liabilities                           104,886              277,416
                                                                             -----------          -----------
      Net cash provided by (used in) operation activities                        308,525             (769,669)
                                                                             -----------          -----------

    CASH FLOW FROM INVESTING ACTIVITIES
      Purchase of equipment                                                      (12,542)             (12,311)

    CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from issuance of notes payable to related parties                                      780,000
      Decrease in loan payable to bank                                          (300,000)

                                                                             -----------          -----------
        Net cash provided by (used in) by financing activities                  (300,000)             780,000

    NET DECREASE IN CASH                                                          (4,017)              (1,980)

    CASH, Beginning of period                                                  2,559,989                5,008

                                                                             -----------          -----------
    CASH, End of period                                                       $2,555,972               $3,028
                                                                             ===========          ===========

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION


          Interest paid                                                          $28,256                   $0
                                                                             ===========          ===========

          Income taxes paid                                                           $0                   $0
                                                                             ===========          ===========

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


         Notes to Unaudited Financial Statements:

1.       Basis of Presentation

         The information set forth in these financial statements as of March 31, 1997 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MotorVac Technologies, Inc. (the "Company" or "MTI") for the period indicated. Results of operations for the interim period ended March 31, 1997 are not necessarily indicative of the results of operations for the full fiscal year.

         Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the current fiscal year's presentation.

         Certain information normally included in footnote disclosures to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.


2.       Litigation

         As of March 31, 1997, the Company is involved in various lawsuits, claims and inquiries arising from transactions entered into in the ordinary course of business. While the Company's future liability with respect to these matters cannot be predicted with certainty, it is the opinion of the management, after consultation with outside counsel, that any liability from lawsuits or claims known to the Company, whether asserted or unasserted, would not have a material adverse effect on the financial position or operations of the Company.

3.       Inventories

         Inventories, which include materials, supplies, labor and manufacturing overhead are summarized as follows:

                                               December 31, 1996          March 31, 1997
                                               -----------------          --------------
                 Materials and supplies             $710,174                  $895,392
                 Work in progress                     74,902                    31,854
                 Finished goods                      420,335                   344,991
                 Reserve                             (40,000)                  (41,993)

                                                  ----------                ----------
                                                  $1,165,411                $1,230,244
                                                  ==========                ==========

4.       Three months Ended March 31, 1996 Results

         The results for the three months ended March 31, 1996 are incorporated by reference to the Company's 10-QSB/A filed with the SEC on March 17, 1997.

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

         The following discussion and analysis addresses the results of the Company's operations for the three months ended March 31, 1997, as compared to the Company's results of operations for the three months ended March 31, 1996.

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

RESULTS OF OPERATIONS

  Comparison of Three Months Ended March 31, 1997 and 1996

         Net Sales.   Net sales for the three months ended March 31, 1997
increased $679,254 (approximately 50.4%) to $2,026,783 from $1,347,529 for the three months ended March 31, 1996. The primary reason for this increase was the increase in the number of MotorVac CarbonClean Systems and decrease in the number of equivalent cases sold from 422 units and 12,618 equivalent cases sold for the three months ended March 31, 1996 to 958 units and 9,674 equivalent cases sold for the three months ended March 31,1997. A major component of this MotorVac CarbonClean System sales were the sales to John Bean Company which became a domestic distributor in October, 1996.

         For the three months ended March 31, 1997, Domestic sales were $1,268,734 and International sales were $758,049. For the three months ended March 31, 1996, Domestic and International sales were $386,784 and $960,745, respectively. Domestic sales increased primarily due to the addition of John Bean Company. International sales declined primarily due to a larger order shipped to China in the first quarter of 1996 than the Chinese order shipped in the first quarter of 1997.

         The Company had no material backlog at either March 31, 1997 or March 31, 1996.

         Cost of Sales. Cost of sales for the three months ended March 31, 1997 increased by $216,896 (approximately 29.6%) to $949,201 from $732,305 for the three months ended March 31, 1996. The primary reason for this increase was the incremental costs associated with incremental sales, less the favorable impact of the sales mix change to more profitable MotorVac CarbonClean Systems.

         Gross Profit.   Gross profit for the three months ended March 31, 1997
increased by $462,358 (approximately 75.2%) to $1,077,582 from $615,224 for the three months ended March 31, 1996. The first quarter gross margin improved from 45.66% of sales for the three months ended March 31, 1996 to 53.17% of sales for the three months ended March 31, 1997.

         Operating Expenses. Selling, general and administrative expenses for the three months ended March 31, 1997 decreased by $22,743 (approximately 2.4%) to $938,613 from $961,356 for the three months ended March 31, 1996. This decrease was primarily due to a non-recurring net reduction to litigation expense of $102,807 partially offset by additional costs related to minor staffing additions and additional costs related to being a public company, such as increased D & O insurance.

         Profit/Loss From Operations. As a result of all of the above, the profit from operations for the three months ended March 31, 1997 improved by $485,101 (approximately 140.2%) to a profit of $138,969 from a loss of $346,132 for the three months ended March 31, 1996.

         Interest. (Net) Interest income for the three months ended March 31, 1997 was $4,034 compared to $145,865 interest expense for the three months ended March 31, 1996. The increase in interest revenue and decrease in interest expense primarily reflects the interest revenue earned from the investment of net proceeds from the Company's Initial Public Offering and the repayment of certain loans payable to related parties in 1996. Interest expense and interest revenue for the three months ended March 31, 1997 were $27,198 and $31,232, respectively. Interest expense and interest revenue for the three months ended March 31, 1996 were $145,913 and $48, respectively.

         Net Profit.   The net profit for the three months ended March 31, 1997
improved by $635,800 (approximately 129.2%) to a profit of $143,803 from a net loss of $491,997 for the three months ended March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had working capital of $3,010,282. At December 31, 1996, the Company had a working capital of $3,261,327.

For the Three Months Ended March 31, 1997

         Cash at January 1, 1997 was $2,559,989. Cash generated in operating activities during the three months ended March 31, 1997, which includes current assets and current liabilities, was $308,525. Cash used in investing activities during this period was $12,542, which primarily represented the purchase of fixed assets. Cash used in financing activities was $300,000 which reflects the pay down of an outstanding loan payable to bank. The net decrease in cash for the three months ended March 31, 1997 was $4,017, resulting in ending cash and cash equivalent balance of $2,555,972 on March 31, 1997.

For the Three Months Ended March 31, 1996

         Cash at January 1, 1996 was $5,008. Cash used in operating activities during the three months ended March 31, 1996, which includes current assets and current liabilities, was $768,669. Cash used in investing activities during this period was $12,311, which primarily represented the purchase of computer equipment. Cash flow from financing activities was $780,000 which consisted of proceeds from the issuance of notes payable to EMIIC and related parties. The net decrease in cash for the three months ended March 31, 1996 was $1,980, resulting in ending cash of $3,028.


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

         On February 28, 1996, the Company filed a proceeding in the United States District Court, Northern District of Ohio, Eastern Division, against Richard R. Green, individually and doing business as P & R Equipment Company, Gregory M. Phillips, C.S.P. International, Inc. and certain other defendants seeking compensatory and punitive damages and injunctive relief for trademark and trade name infringement, breach of contract, unfair competition, deceptive trade practices, misappropriation of trade secrets, breach of loyalty, and interference with contracts and business relations. The foregoing proceeding arises out of actions taken by Messrs. Green, Phillips and the other named defendants in the foregoing action pursuant to which such defendants allege that the Company brought the foregoing action for the unlawful purpose of harassing and injuring the defendants and that the Company is engaged in unfair competition and attempting to unlawfully restrain trade. Such defendants have requested compensatory damages in the amount of $500,000, punitive damages in the amount of $1,000,000 and attorneys' fees and costs. The Company believes that the defendants' counterclaims are without merit and intends to prosecute this action vigorously. The Company also has filed an arbitration action in Orange County, California against Messrs. Phillips and Green covering substantially the same subject matter as the foregoing litigation.

         In addition to the foregoing, the Company, from time to time, is involved in routine litigation incidental to the conduct of its business. Except for the litigation described above, there are currently no material pending legal proceedings to which the Company is a party to or to which any of its property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER MATTERS

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
3.1(1)                    Amended and Restated Certificate of Incorporation.

3.2(1)                    Third Amended and Restated Bylaws, as amended.

4.1                       Reference is made to Exhibits 3.1 and 3.2.

10.15(2)                  Products Distribution Agreement dated January 6, 1997, by and between the Registrant and China
                          Motor-Vehicle Safety Appraisal and Inspection Center.

10.31(2)                  Settlement Agreement and Mutual Release dated January 6, 1997 by and between the Registrant, DeCarbon
                          Australia Pty. Ltd. , Carbon Clean Corporation Pty. Ltd., Carbon Tune Pty. Ltd., Chris Somas, Roydn Sweet
                          and Jim Litis (collectively "DeCarbon").

10.32(2)                  First Amendment and Modification to Settlement Agreement and Mutual Release by and between the Registrant and DeCarbon, dated January 4, 1997.

10.33(2)                  Second Amendment and Modification to Settlement Agreement and Mutual Release by and between the
                          Registrant and DeCarbon, dated January 7, 1997.

10.34(2)                  Letter Agreement confirming settlement between the Registrant and Lee W. Melody on the one hand and
                          Robert L. Fisher and ETCO on the other hand, dated March 14, 1997.

10.38(2)                  Settlement Agreement and Mutual Release dated March 27, 1997, by and between Lee W. Melody and the registrant on the one side, and Robert L. Fisher and ETCO on the other.

11.1                      Statement of Calculation of Net Profit (Loss) Per Share.

27.1                      Financial Data Schedule in accordance with Article 5 of Regulation SX.

__________________________
(1) Previously filed as an exhibit to the Registration Statement on Form SB-2, as amended and incorporated herein by reference.

(2) Previously filed as an exhibit to Form 10-KSB for the year ended December 31, 1996, and incorporated herein by reference.


(b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

MOTORVAC TECHNOLOGIES, INC.,
a Delaware corporation



By:   /s/ LEE W. MELODY
   -------------------------------------------------------
      Lee W. Melody, President and Chief Executive Officer


Date:    May 1, 1997






By:       /s/ ALLAN T. MAGUIRE
   -------------------------------------------------------
          Allan T. Maguire, Vice President of Finance,
          Chief Financial Officer, Treasurer and Secretary


Date:    May 1, 1997

                          MOTORVAC TECHNOLOGIES, INC.


                                 EXHIBIT INDEX


3.1(1)                    Amended and Restated Certificate of Incorporation.

3.2(1)                    Third Amended and Restated Bylaws, as amended.

4.1                       Reference is made to Exhibits 3.1 and 3.2.

10.15(2) Products Distribution Agreement dated January 6, 1997, by and between the Registrant and China Motor-Vehicle Safety Appraisal and Inspection Center.

10.31(2) Settlement Agreement and Mutual Release dated January 6, 1997 by and between the Registrant, DeCarbon Australia Pty. Ltd., Carbon Clean Corporation Pty. Ltd., CarbonTune Pty. Ltd., Chris Somas, Roydn Sweet and Jim Litis (collectively "DeCarbon").

10.32(2) First Amendment and Modification to Settlement Agreement and Mutual Release by and between the Registrant and DeCarbon, dated January 4, 1997.

10.33(2) Second Amendment and Modification to Settlement Agreement and Mutual Release by and between the Registrant and DeCarbon, dated January 7, 1997.

10.34(2) Letter Agreement confirming settlement between the Registrant and Lee W. Melody on the one hand and Robert L. Fisher and ETCO on the other hand, dated March 14, 1997.

10.38(2) Settlement Agreement and Mutual Release dated March 27, 1997, by and between Lee W. Melody and the registrant on the one side, and Robert L. Fisher and ETCO on the other.

11.1                      Statement of Calculation of Net Profit (Loss) Per
                          Share.

27.1                      Financial Data Schedule in accordance with Article 5
                          of Regulation SX.
______________________________

(1) Previously filed as an exhibit to the Registration Statement on Form SB-2, as amended and incorporated herein by reference.

(2) Previously filed as an exhibit to Form 10-KSB for the year ended December 31, 1996, and incorporated herein by reference.