Form 10QSB
period 1997-06-30
MOTORVAC TECHNOLOGIES INC
filed 1997-08-05
CIK 915846

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---    ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                 Date                           Outstanding
Common Stock, $.01 par value       June 30, 1997                      4,514,918

Transitional Small Business Disclosure Format (check one);
Yes    No  X
          ---

                          MOTORVAC TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                                    DECEMBER 31,     JUNE 30,
                                                                        1996           1997
                                                                    ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $  2,559,989   $  1,982,031
  Accounts receivable, net of allowance for doubtful accounts of
     $14,952 (December 31, 1996) and $16,527 (June 30, 1997)           1,220,029      1,758,812
  Inventories, net of reserve of $40,000 (December 31, 1996) and
     $50,486 (June 30, 1997)                                           1,165,411      1,217,154
  Other current assets                                                   459,465        406,311
                                                                    ------------   ------------
  Total Current Assets                                                 5,404,894      5,364,308
PROPERTY AND EQUIPMENT net                                               259,651        234,619
INTANGIBLE ASSETS, (net of accumulated amortization of $516,983
  (December 31, 1996) and $699,428 (June 30, 1997)                     1,307,460      1,125,015
Other Assets                                                              17,227              0
                                                                    ------------   ------------
                                                                    $  6,989,232   $  6,723,942
                                                                    ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable and other current liabilities                    $    894,612   $    999,280
  Short term note payable to bank                                      1,500,000        790,000
                                                                    ------------   ------------
     Total Current Liabilities                                         2,394,612      1,789,280
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 10,000,000 shares authorized; and
     4,514,918 issued and outstanding at December 31, 1996 and
     June 30, 1997, respectively                                          45,149         45,149
  Additional paid-in capital                                          16,523,553     16,523,553
  Accumulated Deficit                                                (11,974,082)   (11,634,040)
                                                                    ------------   ------------
  Total stockholders' Equity                                           4,594,620      4,934,662
                                                                    $  6,989,232   $  6,723,942
                                                                    ============   ============

                          MOTORVAC TECHNOLOGIES, INC.

                            STATEMENT OF OPERATIONS

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  -----------------------   -----------------------
                                                   JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                     1997         1996         1997         1996
                                                  ----------   ----------   ----------   ----------
NET SALES                                         $2,691,124   $1,823,311   $4,717,907   $3,170,840
COST OF SALES                                      1,620,487    1,092,121    2,569,688    1,824,426
                                                  ----------   ----------   ----------   ----------
GROSS PROFIT                                       1,070,637      731,190    2,148,219    1,346,414
OPERATION EXPENSES                                   880,703    1,012,697    1,819,316    1,974,053
                                                  ----------   ----------   ----------   ----------
INCOME (LOSS) FROM OPERATIONS                        189,934     (281,507)     328,903     (627,639)
INTEREST, NET                                         (7,500)      35,900      (11,534)     181,765
                                                  ----------   ----------   ----------   ----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES      197,434     (317,407)     340,437     (809,404)
PROVISION FOR INCOME TAXES                             1,195                       395
                                                  ----------   ----------   ----------   ----------
NET INCOME (LOSS)                                 $  196,239   $ (317,407)  $  340,042   $ (809,404)
                                                  ==========   ==========   ==========   ==========
NET INCOME (LOSS) PER SHARE AND COMMON SHARE
  EQUIVALENT                                      $     0.04   $    (0.08)  $     0.08   $    (0.22)
                                                  ==========   ==========   ==========   ==========
WEIGHTED AVERAGE OUTSTANDING COMMON AND COMMON
  EQUIVALENT SHARES                                4,514,918    4,144,564    4,514,918    3,723,223
                                                  ==========   ==========   ==========   ==========

                          MOTORVAC TECHNOLOGIES, INC.

                             STATEMENT OF CASH FLOW

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  -----------------------   -----------------------
                                                   JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                     1997         1996         1997         1996
                                                  ----------   ----------   ----------   ----------
CASH FLOW FROM OPERATION ACTIVITIES:
Net Income (Loss)                                 $  196,239   $ (317,407)  $  340,042   $ (809,404)
Adjustments to reconcile net income (loss) to
  net cash used in operation activities:
  Depreciation and amortization                      120,209      116,523      239,993      231,719
  Net change in operation assets and
     liabilities:
     Accounts receivable                            (461,608)     258,249     (538,783)    (250,377)
     Inventories                                      13,090       11,201      (51,743)     100,641
     Other current assets, intangibles and other
       assets                                        (11,679)     293,249       70,381       42,150
     Interest payable to related parties                         (769,139)                 (623,236)
     Accounts payable and other current
       liabilities                                      (218)    (282,997)     104,668     (127,428)
                                                  ----------   ----------   ----------   ----------
Net cash provided by (used in) operation
  activities                                        (143,967)    (690,321)     164,558   (1,435,935)
                                                  ----------   ----------   ----------   ----------
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of equipment                              (19,974)     (15,074)     (32,516)     (27,384)

CASH FLOW FROM FINANCING ACTIVITIES
  Net proceeds from issuance of 1,210,000 common
     stock                                                      5,156,054                 5,156,054
  Proceeds from issuance of notes payable to
     related parties                                                                        680,000
  Payments to ex-licensor                                         (89,701)                 (113,757)
  Payments of notes to related parties                           (223,572)                 (123,572)
  Decrease in loan payable to bank                  (410,000)                 (710,000)
                                                  ----------   ----------   ----------   ----------
     Net cash provided by (used in) by financing
       activities                                   (410,000)   4,842,781     (710,000)   5,598,725
NET DECREASE IN CASH                                (573,941)   4,137,386     (577,958)   4,135,406
CASH, Beginning of period                          2,555,972        3,028    2,559,989        5,008
                                                  ----------   ----------   ----------   ----------
CASH, End of period                               $1,982,031   $4,140,414   $1,982,031   $4,140,414
                                                   =========    =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Interest paid                                   $   15,344   $  836,423   $   38,100   $  836,423
                                                   =========    =========    =========    =========
  Income taxes paid                               $    1,195   $            $      395   $
                                                   =========    =========    =========    =========
  Conversion of Preferred Series A Stock to
     Common Stock (net)                                        $4,659,499                $4,659,499
                                                   =========    =========    =========    =========
  Conversion of Preferred Series B Stock to
     Common Stock (net)                                        $2,170,425                $2,170,425
                                                   =========    =========    =========    =========
  Conversion of Notes Payable to Related Parties
     to Common Stock                                           $4,410,300                $4,410,300
                                                   =========    =========    =========    =========

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Notes to Unaudited Financial Statements:

1.       Basis of Presentation

         The information set forth in these financial statements as of June 30, 1997 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MotorVac Technologies, Inc. (the "Company" or "MTI") for the period indicated. Results of operations for the interim period ended June 30, 1997 are not necessarily indicative of the results of operations for the full fiscal year.

         Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the current fiscal year's presentation.

         Certain information normally included in footnote disclosures to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

2.       Litigation

         As of June 30, 1997, the Company is involved in various lawsuits, claims and inquiries arising from transactions entered into in the ordinary course of business. While the Company's future liability with respect to these matters cannot be predicted with certainty, it is the opinion of the management, after consultation with outside counsel, that any liability from lawsuits or claims known to the Company, whether asserted or unasserted, would not have a material adverse effect on the financial position or operations of the Company.

3.       Inventories

         Inventories, which include materials, supplies, labor and manufacturing overhead, are summarized as follows:

                                     December 31, 1996      June 30, 1997
                                     -----------------      -------------
        Materials and supplies             710,174              771,747

        Work in process                     74,962              103,098

        Finished product                   420,335              392,795

        Reserve                            (40,000)             (50,486)
                                        ----------           ----------
                                         1,165,411            1,217,154
                                        ==========           ==========

4.       Recent Accounting Pronouncements

         Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), applicable to entities with publicly-held common stock or potential common stock. This Statement supersedes APB Opinion No. 15, "Earnings Per Share" (Opinion 15) and requires dual presentation of basic and diluted EPS for entities with complex capital structures. Basic EPS excludes dilution and replaces primary EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Pro forma EPS amounts calculated under FAS 128 are as follows:

                                      Three Months Ended                     Six Months Ended
                                   June 30           June 30            June 30            June 30
                                     1997             1996                1997               1996
                                  ---------         ---------          ---------           --------
 Net Earnings Per Common
   Share:

    Basic                             $0.04            $(0.08)             $0.08            $(0.22)

    Diluted                           $0.04            $(0.08)             $0.08            $(0.22)

 Shares Used in Per Share
   Calculation

    Basic                         4,514,918         4,144,564          4,514,918         3,723,223

    Diluted                       4,514,918         4,144,564          4,514,918         3,723,223

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

         The following discussion and analysis addresses the results of the Company's operations for the six months ended June 30, 1997 and for the three months ended June 30, 1997, as compared to the Company's results of operations for the six months ended June 30, 1996, and for the three months ended June 30, 1996. On May 1, 1996, the Company consummated an initial public offering (the "IPO") of 1,100,000 shares of its common stock, resulting in gross proceeds of approximately $5,912,500. On June 13, 1996, the Company completed the sale of an additional 110,000 shares of its Common Stock upon exercise of the underwriter's overallotment option (the "Overallotment"), resulting in gross proceeds to the Company of approximately $591,250.

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

RESULTS OF OPERATIONS

   Comparison of Three Months Ended June 30, 1997 and 1996

         Net Sales. Net sales for the three months ended June 30, 1997 increased $867,813 (approximately 47.6%) to $2,691,124 from $1,823,311 for the three months ended June 30, 1996. This sales increase was due to increases in the number of MotorVac CarbonClean Systems sold, from 885 systems for the three months ended June 30, 1996 to 1,314 systems sold for the three months ended June 30, 1997, and the increase from 11,357 equivalent cases of detergent sold during the three months ended June 30, 1996, to 13,701 equivalent cases of detergent sold for the three months ended June 30, 1997.

         For the three months ended June 30, 1997, Domestic sales were $2,095,728 and International sales were $595,396. For the three months ended June 30, 1996, Domestic sales were $1,368,218, and International sales were $455,093.

         Cost of Sales. Cost of sales for the three months ended June 30, 1997 increased $528,366 (approximately 48.4%) to $1,620,487 from $1,092,121 for the three months ended June 30, 1996. The primary reason for this increase was the increase in sales described above, with minor shifts in product mix.

         Gross Profit. Gross profit for the three months ended June 30, 1997 increased by $339,447 (approximately 46.4%) to $1,070,637 from $731,190 for the three months ended June 30, 1996. The primary reason for the increase is the sales increase.

         Operating Expenses. Operating expenses decreased by $131,994 (approximately 13.0%) from $1,012,697 for the three months ended June 30, 1996, to $880,703 for the three months ended June 30, 1997. The decrease was primarily attributable to a net reimbursement from the Company's insurance company of approximately $82,518 related to litigation expenses incurred in 1996. Net of this amount, operating expenses decreased by $49,436, or approximately 4.9% due to a number of smaller items.

         Profit (Loss) From Operations. As a result of the above, the profit from operations for the three months ended June 30, 1997 of $189,934 improved by $471,441 from a loss of $281,507 for the three months ended June 30, 1996.

         Interest. Interest (net) revenue for the three months ended June 30, 1997 of $7,500 improved by $43,400 from a net interest expense of $35,900 for the three months ended June 30, 1996. The change primarily reflects a decrease in net borrowings and associated interest expense for the three months ended June 30, 1997, compared to the same quarter in the prior year.

         Net Profit (Loss). The net profit for the three months ended June 30, 1997 of $196,239 improved by $513,646 from a net loss of $317,407 for the three months ended June 30, 1996.

   Comparison of Six Months Ended June 30, 1997 and 1996

         Net Sales. Net sales for the six months ended June 30, 1997 increased $1,547,067 (approximately 48.8%) to $4,717,907 from $3,170,840 for the six months ended June 30, 1996. This is due to an increase in the number of MotorVac CarbonClean Systems and equivalent cases of detergent sold.

         Domestic sales for the six months ended June 30, 1997 were $3,364,462, and International sales for the same period were $1,353,445. For the six months ended June 30, 1996, Domestic sales were $1,762,585, and International sales were $1,408,255. The primary reason for the increase in Domestic sales was sales to a major customer. The primary reason for the decline in International sales was an order shipped to one country in Asia in 1996 for significantly more than the order shipped to the same country in Asia in 1997.

         Cost of Sales. Cost of sales for the six months ended June 30, 1997 increased $745,262 (approximately 40.8%) to $2,569,688 from $1,824,426 for the six months ended June 30, 1996. The primary reason for the increase was the increase in sales, offset partially by a favorable product mix in the first quarter of 1997.

         Gross Profit. Gross profit for the six months ended June 30, 1997 increased $801,805 (approximately 59.6%) to $2,148,219 from $1,346,414 for the six months ended June 30, 1996. The primary reason for this increase was the sales increase discussed above and the product mix improvement of margins.

         Operating Expenses. Operating expenses for the six months ended June 30, 1997 of $1,819,316 decreased by $154,737 (approximately 7.8%) from
$1,974,053 for the six months ended June 30, 1996. This decrease was primarily due to net litigation reimbursements of approximately $185,325, offset partially by minor other cost increases.

         Profit (Loss) From Operations. As a result of the above, the loss from operations for the six months ended June 30, 1997 improved by $956,542 to a profit of $328,903 from a loss of $627,639 for the six months ended June 30, 1996.

         Interest. Interest (net) revenue for the six months ended June 30, 1997 improved by $193,299 to a net revenue of $11,534 from net interest expense of $181,765 for the six months ended June 30, 1996. The primary reason for the improvement is the investment by the Company of its cash and cash equivalents since the IPO, as well as a reduction of borrowings and related interest expense for the six months ended June 30, 1997 when compared to the same period in the prior year.

         Net Profit (Loss). The net profit for the six months ended June 30, 1997 improved by $1,149,446 to a profit of $340,042 from a loss of $809,404 for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Company had working capital of $3,575,028. At December 31, 1996, the Company had working capital of $3,010,282.

For the Three Months Ended June 30, 1997

         Cash at April 1, 1997 was $2,555,972. Cash used in operating activities during the three months ended June 30, 1997, which includes current assets and current liabilities, was $143,967. Cash used in investing activities was $19,974, which represented the purchase of fixed assets. Cash flow from financing activities was a reduction of $410,000 which represents decrease in loan payable to bank. The net decrease in cash for the three months ended June 30, 1997 was $573,941, resulting in ending cash of $1,982,031.

For the Six Months Ended June 30, 1997

         Cash at January 1, 1997 was $2,559,989. Cash generated by operating activities for the six months ended June 30, 1997 was $164,558. Cash used in investing activities was $32,516, which represents the purchase of fixed assets. Cash flow from financing activities was a reduction of $710,000 which represents a decrease in loan payable to bank. The net decrease in cash for the six months ended June 30, 1997 was $577,958, resulting in ending cash of $1,982,031.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 28, 1996, the Company filed a proceeding in the United States District Court, Northern District of Ohio, Eastern Division, against Richard R. Green, individually and doing business as P & R Equipment Company, Gregory M. Phillips, C.S.P. International, Inc. and certain other defendants (collectively "CSP") seeking compensatory and punitive damages and injunctive relief for trademark and trade name infringement, breach of contract, unfair competition, deceptive trade practices, misappropriation of trade secrets, breach of loyalty, and interference with contracts and business relations. The foregoing proceeding arises out of actions taken by Messrs. Green, Phillips and the other named defendants in the foregoing action pursuant to which such defendants allege that the Company brought the foregoing action for the unlawful purpose of harassing and injuring the defendants and that the Company is engaged in unfair competition and attempting to unlawfully restrain trade. Such defendants have requested compensatory damages in the amount of $500,000, punitive damages in the amount of $1,000,000 and attorneys' fees and costs. The Company believes that the defendants' counterclaims are without merit and intends to prosecute this action vigorously. The Company also has filed an arbitration action in Orange County, California against Messrs. Phillips and Green covering substantially the same subject matter as the foregoing litigation. The Company and CSP each dismissed all actions against each other effective July 29, 1997.

         In addition to the foregoing, the Company, from time to time, is involved in routine litigation incidental to the conduct of its business. Except for the litigation described above, there are currently no material pending legal proceedings to which the Company is a party to or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of MotorVac Technologies, Inc. (the "Annual Meeting") was held on May 13, 1997 in Irvine, California. The matters voted upon at the Annual Meeting and the voting of stockholders with respect thereto were as follows:

         PROPOSAL 1  - ELECTION OF DIRECTORS

         Each of the candidates listed below were duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

             Candidate                   Votes in Favor       Votes Withheld      Votes Abstained
             ---------                   --------------       --------------      ---------------
         Stephen L. Greaves                 4,082,237            42,970                0
         John I. Leahy                      4,082,237            42,970                0
         William E. Maya                    4,082,237            42,970                0
         Lee W. Melody                      4,082,237            42,970                0
         Ronald J. Monark                   4,082,237            42,970                0
         Gerald C. Quinn                    4,082,237            42,970                0
         George A. Schmutz                  4,082,237            42,970                0

         PROPOSAL 2 - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

         The selection of Deloitte & Touche LLP as independent auditors of the Company for its fiscal year ending December 31, 1997 was ratified by the tally indicated.

      Votes in Favor              Votes Withheld              Votes Abstained
      --------------              --------------              ---------------
         4,062,707                    22,600                       42,970


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         11.1              Statement of Calculation of Net Profit (Loss) Per Share.

         27.1              Financial Data Schedule in accordance with Article 5 of Regulation SX.


(b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORVAC TECHNOLOGIES, INC.,

a Delaware corporation

By:   /s/ Lee W. Melody
      --------------------------------
      Lee W. Melody, President and
      Chief Executive Officer

Date: July 31, 1997

By:   /s/ Allan T. Maguire
      --------------------------------
      Allan T. Maguire, Vice President
      of Finance, Chief Financial Officer,
      Treasurer and Secretary

Date: July 31, 1997

                           MOTORVAC TECHNOLOGIES, INC.

                                  EXHIBIT INDEX

11.1              Statement of Calculation of Net Profit (Loss) Per Share.

27.1              Financial Data Schedule in accordance with Article 5 of Regulation SX.