Form 10QSB
period 1997-09-30
MOTORVAC TECHNOLOGIES INC
filed 1997-11-10
CIK 915846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the quarterly period ended September 30, 1997

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from                to
                                     --------------     ----------------

                        Commission file number: 000-28112


                           MOTORVAC TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


      STATE OF DELAWARE                                          33-0522018
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


                               1431 S. VILLAGE WAY
                           SANTA ANA, CALIFORNIA 92705
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (714) 558-4822
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                       N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---  ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


          Title                            Date               Outstanding
----------------------------        ------------------        -----------
Common Stock, $.01 par value        September 30, 1997         4,514,918

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

                           MOTORVAC TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                                          DECEMBER 31,      SEPTEMBER 30,
                                                                              1996              1997
                                                                          ------------      ------------
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                           $  2,559,989      $  1,740,877
      Accounts receivable, net of allowance for doubtful accounts
        of $14,952 (December 31, 1996) and $42,628 (September 30, 1997)      1,220,029         1,374,457
      Inventories, net of reserve of $40,000 (December 31, 1996) and
        $57,844 (September 30, 1997)                                         1,165,411         1,119,252
      Other current assets                                                     459,465           367,305
                                                                          ------------      ------------
      Total Current Assets                                                   5,404,894         4,601,891

PROPERTY AND EQUIPMENT net                                                     259,651           236,179
INTANGIBLE ASSETS, (net of accumulated amortization of
      $516,983 (December 31, 1996) and $787,542 (September 30, 1997)         1,307,460         1,036,901
Other Assets                                                                    17,227                 0
                                                                          ------------      ------------
                                                                          $  6,989,232      $  5,874,971
                                                                          ============      ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and other current liabilities                      $    894,612      $    808,745
      Short term note payable to bank                                        1,500,000           190,000
                                                                          ------------      ------------
           Total Current Liabilities                                         2,394,612           998,745

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Common stock, $.01 par value; 10,000,000 shares authorized;
        and 4,514,918 issued and outstanding at December 31, 1996
        and September 30, 1997, respectively                                    45,149            45,149
      Additional paid-in capital                                            16,523,553        16,523,553
      Accumulated Deficit                                                  (11,974,082)      (11,692,476)
                                                                          ------------      ------------
      Total Stockholders' Equity                                             4,594,620         4,876,226

                                                                          $  6,989,232      $  5,874,971
                                                                          ============      ============

                           MOTORVAC TECHNOLOGIES, INC.

                             STATEMENT OF OPERATIONS

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    ----------------------------      ---------------------------
                                                      SEPT. 30         SEPT. 30         SEPT. 30         SEPT. 30
                                                        1997             1996             1997             1996
                                                    -----------      -----------      -----------      -----------
NET SALES                                           $ 2,489,045      $ 2,650,581      $ 7,206,952      $ 5,821,421
COST OF SALES                                         1,517,457        1,607,794        4,087,145        3,432,220
                                                    -----------      -----------      -----------      -----------
GROSS PROFIT                                            971,588        1,042,787        3,119,807        2,389,201
OPERATION EXPENSES                                    1,040,308        1,186,220        2,859,624        3,160,273
                                                    -----------      -----------      -----------      -----------
INCOME (LOSS) FROM OPERATIONS                           (68,720)        (143,433)         260,183         (771,072)
INTEREST, NET                                           (10,284)         (16,531)         (21,818)         165,234
                                                    -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES         (58,436)        (126,902)         282,001         (936,306)
PROVISION FOR INCOME TAXES                                    0                               395
                                                    -----------      -----------      -----------      -----------
NET INCOME (LOSS)                                   $   (58,436)     $  (126,902)     $   281,606      $  (936,306)
                                                    ===========      ===========      ===========      ===========
NET INCOME (LOSS) PER SHARE AND COMMON
  SHARE EQUIVALENT                                  $     (0.01)     $     (0.03)     $      0.06      $     (0.23)
                                                    ===========      ===========      ===========      ===========
WEIGHTED AVERAGE OUTSTANDING COMMON AND
  COMMON EQUIVALENT SHARES                            4,514,918        4,514,918        4,514,918        3,986,195
                                                    ===========      ===========      ===========      ===========

                           MOTORVAC TECHNOLOGIES, INC

                             STATEMENT OF CASH FLOW

                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     --------------------------    --------------------------
                                                                       SEPT. 30       SEPT. 30       SEPT. 30       SEPT. 30
                                                                         1997           1996           1997           1996
                                                                     -----------    -----------    -----------    -----------
CASH FLOW FROM OPERATION ACTIVITIES:
Net Income (Loss)                                                    $   (58,436)   $  (126,902)   $   281,606    $  (936,306)
Discounts earned for early payments to ex-licensor                                      (79,993)                      (79,993)
Adjustments to reconcile net income (loss) to net
    cash used in operation activities:
    Depreciation and amortization                                        118,336        117,403        358,329        348,264
    Net change in operating assets and liabilities:
       Accounts receivable                                               384,355       (230,865)      (154,428)      (481,242)
       Inventories                                                        97,902         47,315         46,159        147,956
       Other current assets, intangibles and other assets                 39,006        (94,508)       109,387        (52,358)
       Interest payable to related parties                                               36,340              0       (586,896)
       Accounts payable and other current liabilities                   (190,535)         9,750        (85,867)      (117,678)
                                                                     -----------    -----------    -----------    -----------
           Net cash provided by (used in) operation activities           390,628       (321,460)       555,186     (1,758,253)
                                                                     -----------    -----------    -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of equipment                                                (31,782)        (8,916)       (64,298)       (35,442)

CASH FLOW FROM FINANCING ACTIVITIES
    Net proceeds from issuance of 1,210,000 common stock                                (25,867)                    5,130,187
    Proceeds from issuance of notes payable to related parties                                                        680,000
    Payments to ex-licensor                                                             (44,736)
    Payments of notes to related parties                                                                             (158,493)
    Decrease in loan payable to bank                                    (600,000)                   (1,310,000)      (123,572)
                                                                     -----------    -----------    -----------    -----------
           Net cash provided by (used in) by financing activities       (600,000)       (70,603)    (1,310,000)     5,528,122
                                                                     ----------     ----------     -----------    -----------

NET DECREASE IN CASH                                                    (241,154)      (400,979)      (819,112)     3,734,427
CASH, Beginning of period                                              1,982,031      4,140,414      2,559,989          5,008
                                                                     -----------    -----------    -----------    -----------
CASH, End of period                                                  $ 1,740,877    $ 3,739,435    $ 1,740,877    $ 3,739,435
                                                                     ===========    ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Interest paid                                                    $     7,834                   $    45,934    $   836,423
                                                                     ===========    ===========    ===========    ===========
    Income taxes paid                                                                              $       395    $         0
                                                                     ===========    ===========    ===========    ===========
    Conversion of Preferred Series A Stock to Common Stock (net)                                                  $ 4,659,499
                                                                     ===========    ===========    ===========    ===========
    Conversion of Preferred Series B Stock to Common Stock (net)                                                  $ 2,170,425
                                                                     ===========    ===========    ===========    ===========
    Conversion of Notes Payable to Related Parties to Common Stock                                                $ 4,410,300
                                                                     ===========    ===========    ===========    ===========
    Non Cash Reduction in Payable to ex-licensor                                    $    79,993                   $    79,993
                                                                     ===========    ===========    ===========    ===========

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Notes to Unaudited Consolidated Financial Statements:
-----------------------------------------------------

1.       Basis of Presentation

         The information set forth in these consolidated financial statements as of September 30, 1997 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MotorVac Technologies, Inc. (the "Company" or "MTI") for the period indicated. Results of operations for the interim period ended September 30, 1997 are not necessarily indicative of the results of operations for the full fiscal year.

         Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the current fiscal year's presentation.

         Certain information normally included in footnote disclosures to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

2.       Litigation

         As of September 30, 1997, the Company is involved in various lawsuits, claims and inquiries arising from transactions entered into in the ordinary course of business. While the Company's future liability with respect to these matters cannot be predicted with certainty, it is the opinion of the management, after consultation with outside counsel, that any liability from lawsuits or claims known to the Company, whether asserted or unasserted, would not have a material adverse effect on the financial position or operations of the Company.

3.       Inventories

         Inventories, which include materials, supplies, labor and manufacturing overhead, are summarized as follows:


                                   December 31,         September 30,
                                      1996                  1997
                                   ------------         -------------
Materials and supplies               710,174               634,198

Work in process                       74,792                75,270

Finished product                     420,335               467,628

Reserve                              (40,000)              (57,844)
                                   ---------             ---------
                                   1,165,411             1,119,252
                                   =========             =========

4.       Recent Accounting Pronouncements

         Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), applicable to entities with publicly-held common stock or potential common stock. This Statement supersedes APB Opinion No. 15, "Earnings Per Share" (Opinion 15), and requires dual presentation of basic and diluted EPS for entities with complex capital structures. Basic EPS excludes dilution and replaces primary EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Pro forma EPS amounts calculated under FAS 128 are as follows:

                                              Three Months Ended              Nine Months Ended
                                          -------------------------      ---------------------------
                                           Sept. 30      Sept. 30         Sept. 30         Sept. 30
                                             1997          1996             1997             1996
                                          ----------     ----------      ----------       ----------
Net Earnings Per Common Share:

    Basic                                    $(0.01)        $(0.03)           $0.06           $(0.23)

    Diluted                                  $(0.01)        $(0.03)           $0.06           $(0.23)


Shares Used in Per Share Calculation:

    Basic                                 4,514,918      4,514,918        4,514,918        3,986,195

    Diluted                               4,514,918      4,514,918        4,514,918        3,986,195

         For the years beginning January 1, 1998, the Company will adopt SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company is reviewing the impact of such statements on its financial statements.

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

         The following discussion and analysis addresses the results of the Company's operations for the nine months ended September 30, 1997, and for the three months ended September 30, 1997, as compared to the Company's results of operations for the nine months ended September 30, 1996, and for the three months ended September 30, 1996. On May 1, 1996, the Company consummated an initial public offering (the "IPO") of 1,100,000 shares of its common stock, resulting in gross proceeds of approximately $5,912,500. On June 13, 1996, the Company completed the sale of an additional 110,000 shares of its Common Stock upon exercise of the underwriter's overallotment option (the "Overallotment"), resulting in gross proceeds to the Company of approximately $591,250.

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

RESULTS OF OPERATIONS

   Comparison of Three Months Ended September 30, 1997 and 1996

         Net Sales. Net sales for the three months ended September 30, 1997 decreased $161,536 (approximately 6.1%) to $2,489,045 from $2,650,581 for the three months ended September 30, 1996. This sales decrease was due to decreases in both Domestic and International sales, with Domestic sales down 5.7% and International sales down 7.7% from the same period last year. This sales decrease was due to decrease in the number of MotorVac CarbonClean Systems sold, from 1,527 systems sold for the three months ended September 30, 1996, to 1,363 systems sold for the three months ended September 30, 1997, and an increase in the number of equivalent cases sold from 5,870 for the three months ended September 30, 1996 to 7,190 equivalent cases sold for the three months ended September 30, 1997.

         For the three months ended September 30, 1997, Domestic sales were $1,981,175 and International sales were $507,870. For the three months ended September 30, 1996, Domestic sales were $2,100,212, and International sales were $550,369.

         Cost of Sales. Cost of sales for the three months ended September 30, 1997 decreased by $90,337 (approximately 5.6%) to $1,517,457 from $1,607,794 for the three months ended September 30, 1996. The primary reason for the decrease is the sales decrease of approximately 6.1% for the same period.

         Gross Profit. Gross profit for the three months ended September 30, 1997 decreased by $71,799 (approximately 6.8%) to $971,588 from $1,042,787 for the three months ended September 30, 1996. The primary reason for the decrease was the sales decrease of 6.1% discussed above.

         Operating Expenses. Operating expenses decreased by $145,912 (approximately 12.3%) from $1,186,220 for the three months ended September 30, 1996, to $1,040,308 for the three months ended September 30, 1997. The decrease was primarily attributable to approximately $195,179 in litigation expense being incurred during the three months ended September 30, 1996, versus approximately $0 for the three months ended September 30, 1997, a net litigation reimbursement received during the three months ended September 30, 1997 from the Company's insurance company of approximately $49,627, and an increase in the bad debt reserve of $26,101 during the three months ended September 30, 1997.

         Loss From Operations. As a result of the above, the loss from operations for the three months ended September 30, 1997 of $68,720 improved by $74,713 (approximately 52.1%) from a loss from operations of $143,433 for the three months ended September 30, 1996.

         Interest. Interest (net) revenue for the three months ended September 30, 1997 of $10,284 decreased by $6,247 (approximately 37.8%) from interest
(net) revenue of $16,531 for the three months ended September 30, 1996. This was primarily due to an increase in net borrowings and the associated higher interest expense for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

         Net Income (Loss). The net loss for the three months ended September 30, 1997 of $58,436 improved by $68,466 (approximately 54.0%) from a net loss of $126,902 for the three months ended September 30, 1996.

Comparison of Nine Months Ended September 30, 1997 and 1996

         Net Sales. Net sales for the nine months ended September 30, 1997 increased $1,385,531 (approximately 23.8%) to $7,206,952 from $5,821,421 for the nine months ended September 30, 1996. This sales increase was due to increase in number of MotorVac CarbonClean systems sold, from 2,834 systems for the nine months ended September 30, 1996 to 3,635 systems sold for the nine months ended September 30, 1997, and increase in number of equivalent cases of detergent sold from 29,825 for the nine months ended September 30, 1996 to 30,555 equivalent cases of detergent sold for the nine months ended September 30, 1997.

         Domestic sales for the nine months ended September 30, 1997 were $5,345,636, and International sales for the same period were $1,861,316. For the nine months ended September 30, 1996, Domestic sales were $3,862,797, and International sales were $1,958,624.

         Cost of Sales. Cost of sales for the nine months ended September 30, 1997 increased by $654,925 (approximately 19.1%) to $4,087,145 from $3,432,220 for the nine months ended September 30, 1996. The primary reason for the cost of sales increase was the 23.8% increase in sales for the same period.

         Gross Profit. Gross profit for the nine months ended September 30, 1997 increased $730,606 (approximately 30.6%) to $3,119,807 from $2,389,201 for the nine months ended September 30, 1996. The primary reason for this was the sales increase discussed above and product mix improvement of margins.

         Operating Expenses. Operating expenses for the nine months ended September 30, 1997 of $2,859,624 decreased by $300,649 (approximately 9.5%) from $3,160,273 for the nine months ended September 30, 1996. This decrease was primarily attributable to litigation expense incurred during the nine months ended September 30, 1996, net litigation reimbursements and net credits during the nine months ended September 30, 1997 of approximately $234,752, as well as smaller increases in advertising, marketing, commissions and other items.

         Income (Loss) From Operations. As a result of the above, the income from operations for the nine months ended September 30, 1997 improved by $1,031,255 to a net income from operations of $260,183 from a net loss from operations of $771,072 for the nine months ended September 30, 1996.

         Interest. Interest (net) revenue for the nine months ended September 30, 1997 improved to a net interest revenue of $21,818 from net interest expense of $165,234 for the nine months ended September 30, 1996. The primary reason for the improvement is the investment by the Company of its cash and cash equivalents since the IPO, as well as a reduction of borrowings and related interest expense for the nine months ended September 30, 1997, when compared to the same period in the prior year.

         Net Income (Loss). The net income for the nine months ended September 30, 1997 improved by $1,271,912 to a net income of $281,606 from a net loss of $936,306 for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997, the Company had working capital of $3,603,146. At December 31, 1996, the Company had working capital of $3,010,282.

For the Three Months Ended September 30, 1997
---------------------------------------------

         Cash and cash equivalents at July 1, 1997 were $1,982,031. Cash provided by operating activities during the three months ended September 30, 1997, which includes the net change in operating assets and liabilities, was $390,628. Cash used in investing activities for the three months ended September 30, 1997 was $31,782 which represents the purchase of fixed assets and manufacturing dies. Cash used in financing activities was $600,000 which represents a pay-down of a loan payable to the bank. The net decrease in cash for the three months ended September 30, 1997 was $241,151, resulting in ending cash of $1,740,877.

For the Nine Months Ended September 30, 1997
--------------------------------------------

         Cash and cash equivalents at January 1, 1997 was $2,559,989. Cash generated in operating activities for the nine months ended September 30, 1997 was $555,186. Cash used in investing activities was $64,298, which represents the purchase of fixed assets and manufacturing dies. Cash used in financing activities was $1,310,000 which represents pay-down of a loan payable to the bank. The net decrease in cash for the nine months ended September 30, 1997 was $819,112, resulting in ending cash of $1,740,877.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 28, 1996, the Company filed a proceeding in the United States District Court, Northern District of Ohio, Eastern Division, against Richard R. Green, individually and doing business as P & R Equipment Company, Gregory M. Phillips, C.S.P. International, Inc. and certain other defendants (collectively "CSP") seeking compensatory and punitive damages and injunctive relief for trademark and trade name infringement, breach of contract, unfair competition, deceptive trade practices, misappropriation of trade secrets, breach of loyalty, and interference with contracts and business relations. In connection with the foregoing proceeding, Messrs. Green, Phillips and the other named defendants filed a counterclaim against the Company, pursuant to which such defendants alleged that the Company brought the foregoing action for the unlawful purpose of harassing and injuring the defendants and that the Company was engaged in unfair competition and attempting to unlawfully restrain trade. Such defendants have requested compensatory damages in the amount of $500,000, punitive damages in the amount of $1,000,000 and attorneys' fees and costs. The Company believed that the defendants' counterclaims were without merit and intended to prosecute this action vigorously. The Company also had filed an arbitration action in Orange County, California against Messrs. Phillips and Green covering substantially the same subject matter as the foregoing litigation. As reported in the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1997, the Company and CSP each dismissed all actions against each other effective July 29, 1997.

         In addition to the foregoing, the Company, from time to time, is involved in routine litigation incidental to the conduct of its business. Except for the litigation described above, there are currently no material pending legal proceedings to which the Company is a party to or to which any of its property is subject.

ITEM 2.  RULE 463 AND ITEM 701 OF REGULATION SB

         In accordance with the Securities and Exchange Commission Rule 463 and
Item 701 of Regulation SB, effective September 2, 1997, the Company hereby incorporates the information formerly included in Form SR for the period ended September 30, 1997.

(1)      File Number and Effective date of Registration Statement:
         o        April 25, 1996

         Commission File Number:
         o        333-1866-LA

(2)      Date offering commenced:
         o        April 25, 1996

(3) If offering terminated before any securities were sold, an explanation for such termination:
         o        N/A

(4)      If offering did not terminate before any securities were sold, discuss:

         (i) Whether the offering has terminated and, if so, whether it terminated before the sale of all securities registered: o The offering terminated after the sale of all securities registered.

         (ii)     The name(s) of the managing underwriter(s), if any:
                  o        Meridian Capital Group, Inc.

         (iii) The title of each class of securities registered: o Common Stock, $.01 par value

         (iv)     On account of the issuer:

                           Amount registered:
                           o      1,210,000 shares

                           Aggregate price of offering amount registered:
                           o      $6,503,750

                           Amount sold:
                           o      1,210,000

                           Aggregate offering price of amount sold to date:
                           o      $6,503,750

                  On account of any Selling Security Holder(s):
                           Amount registered:
                           o      32,850

                           Aggregate offering price of amount registered:
                           o      $176,569

                           Amount sold:
                           o      32,850

                           Aggregate offering price of amount sold:
                           o      $176,569


         (v)               Direct or indirect payments to directors, officers,          Direct or indirect
                           general partners of the issuer or their associates;          payments to others
                           to persons owning 10% or more of any class of                (X if estimate)
                           equity securities of the issuer and to affiliates of
                           the issuer.  (X if estimate)
Underwriters discounts
  and commissions                                                                             650,375
Finders' Fees
Expenses paid to or for
  the Underwriters                                                                            195,113
Other Expenses                                                                                504,788
Total Expenses                                                                              1,350,276

         (vi)              Net offering proceeds to issuer after deducting the
                           total expenses described in Subsection (v) above:
                           o      $5,153,474

         (vii)             Use of Proceeds:

                           Direct or indirect payments to directors, officers,          Direct or indirect
                           general partners of the issuer or their associates;          payments to others
                           to persons owning 10% or more of any class of                (X if estimate)
                           equity securities of the issuer and to affiliates of
                           the issuer.  (X if estimate)

Repayment of
 Indebtedness                        123,572                                                1,310,000
Working Capital                                                                             1,142,597
Repayment of Interest
   on Indebtedness                   836,428
Investments:

o   Short Term CD's                                                                         1,500,000
o   Other Cash and
      Cash Equivalents                                                                        240,877

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         11.1          Statement of Calculation of Net Profit (Loss) Per Share.

         27.1 Financial Data Schedule in accordance with Article 5 of Regulation SX.

   (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MOTORVAC TECHNOLOGIES, INC.,

a Delaware corporation

By: /s/ LEE W. MELODY
    ----------------------------
        Lee W. Melody
        President and Chief
        Executive Officer


Date: November 7, 1997

By: /s/ ALLAN T. MAGUIRE
    ----------------------------
        Allan T. Maguire
        Chief Accounting Officer

Date: November 7, 1997

                          MOTORVAC TECHNOLOGIES, INC.

                                 EXHIBIT INDEX


Exhibit
Number        Description
-------       -----------
 11.1         Statement of Calculation of Net Profit (Loss) Per Share.

 27.1         Financial Data Schedule in accordance with Article 5 of
              Regulation SX.