Form 10KSB
period 1997-12-31
MOTORVAC TECHNOLOGIES INC
filed 1998-03-31
CIK 915846

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED                                   COMMISSION FILE NO.
    DECEMBER 31, 1997                                            000-28112

                           MOTORVAC TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its Charter)

          DELAWARE                                              33-0522018
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

                          Common Stock, $0.01 Par Value


--------------------------------------------------------------------------------
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1997 were $9,875,739.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 18, 1998, was $3,478,922. Shares of common stock held by each officer and director and by each person who owns 5% of more of the outstanding common stock of the Company have been excluded because such persons may be deemed to be affiliates.

The total number of shares outstanding of the Issuer's Common Stock was 4,514,918 as of March 20, 1998.
--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

Issuer's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Issuer's 1998 Annual Meeting of Stockholders is incorporated herein by reference into Part III of this report.

                           MOTORVAC TECHNOLOGIES, INC.
                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1997
                                TABLE OF CONTENTS



  Item
 Number                                                                         Page
 ------                                                                         ----
                                     PART I

    1.    Description of Business............................................... 3
    2.    Description of Property...............................................16
    3.    Legal Proceedings.....................................................16
    4.    Submission of Matters to a Vote of Security Holders...................16

                                     PART II

    5.    Market for Common Equity and Related Stockholders Matters.............17
    6.    Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................................19
    7.    Financial Statements..................................................22
    8.    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures..................................22

                                    PART III

    9.    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.....................22
    10.   Executive Compensation................................................22
    11.   Security Ownership of Certain Beneficial Owners and Management........22
    12.   Certain Relationships and Related Transactions........................23
    13.   Exhibits, Lists and Reports on Form 8-K...............................23
          Signatures............................................................27
          Power of Attorney.....................................................27

                                     PART I



This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such statements shall be protected by the safe harbors provided for in such sections. Such statements are subject to risks and uncertainties that could cause actual results to vary materially from those projected in the forward-looking statements, including, but not limited to, those set forth in "Risk Factors" below and in the Company's other periodic filings with the SEC. The Company may experience significant fluctuations in future operating results due to a number of economic, competitive, governmental and technological factors, including, among other things, changes in laws, the size and timing of customer orders, new or increased competition, delays in new product introductions and enhancements, quality control difficulties, changes in market demand, market acceptance of new products, product returns, seasonality in product purchases by distributors and end users, and pricing trends in the automotive after-market industry in general, and in specific, markets in which the Company is active. Any of these factors, or others, could cause operating results to vary significantly from those in prior periods, and those projected in the forward-looking statements.



ITEM 1.     DESCRIPTION OF BUSINESS.

            MotorVac Technologies, Inc. (the "Company") designs, develops, assembles, markets and sells the MotorVac CarbonClean System, its primary product line, for the diagnosis, maintenance and repair of internal combustion engine fuel systems primarily for the automotive after-market repair and service industry. The MotorVac CarbonClean System is comprised of a fuel system cleaning machine and a proprietary cleaning detergent. Servicing an engine with the MotorVac CarbonClean System enhances engine performance by removing dirt, carbon deposits and other contaminants from fuel systems of both gasoline and diesel-powered engines. Additionally, the MotorVac CarbonClean System's diagnostic capabilities help to insure fuel system safety and reliability by allowing the technician to check fuel pressure, fuel volume and system leak down (internal fuel pressure system loss). The Company believes that its MotorVac CarbonClean System enhances both the vehicle manufacturers' mandated goal to develop efficient fuel distribution systems that meet increasingly stringent state and federal emission requirements and customer demands for enhanced engine performance and improved fuel economy.

            The Company markets diesel engine cleaning systems under the tradename Industrial Diesel Tune System ("IDT"). The IDT essentially functions the same way as the MotorVac CarbonClean System but is designed to handle the unique properties of a diesel engine. The IDT system works on all types of diesel engine applications, including on-highway, marine, construction, transit, agricultural, mining, industrial and power generation. It is designed to address a fleet operator or owner-operator's concerns for low engine emissions, low fuel costs and low maintenance costs.

               The Company also designs, assembles, markets and sells the TRANSTECH Transmission Service System. This new product allows the vehicle's transmission pump to flush out the old fluid and pump in new fluid, allowing for essentially all of the old fluid to be replaced. The Company believes, TRANSTECH provides a shop owner with a quicker, safer and more profitable way to service automatic transmission systems. The system is unique because it provides the operator with two service modes--fluid replacement only and fluid plus filter replacement. The Company believes that this service will give the repair shop the ability to upsell the service and provide an OEM recommended service.

            In early 1998, the Company expects to launch a new division called Automotive Solutions. It is anticipated that this division will market products specifically to the quick-service market, including approximately 20,000 lube centers and lube and tune centers in the United States alone. The Company believes that its primary product line does not fit the requirements of a typical quick-service shop operator. These shops are looking for services that can be performed in under fifteen minutes.

            The first product to be introduced by Automotive Solutions is Carbon Tune, a three-part kit that will clean the air intake system, fuel system, combustion chambers and exhaust system of the vehicle, but not to the extent the MotorVac CarbonClean System will. The kit includes an air intake aerosol, an engine decarbonizer and a patented fuel additive that will help keep the engine clean. This additive will be included as part of the service and also will be sold in concentrated form to the consumer after the service to maintain the peak performance of the engine.

            The Company was incorporated in the State of Delaware on June 19, 1992 as CarbonClean Corporation. In August 1992, the Company acquired certain assets from Enviromotive, Inc. ("EMI"), an independent third party, which, in February 1992, had acquired the assets from the Chapter 11 Trustee in the Parker Automotive Corporation bankruptcy proceeding. At the same time, a then existing affiliate of the Company licensed from EMI the worldwide rights to utilize certain patent rights and certain trademarks and service marks, including the name "CarbonClean" (collectively, the "EMI Property"), and the affiliate of the Company sublicensed to the Company the right to utilize the EMI Property in the United States and Canada. In March 1993, CarbonClean Corporation changed its name to MotorVac Technologies, Inc. The tradename MotorVac is used by the Company throughout North America. The Company also uses the tradename CarbonClean in North America, but the Company uses the CarbonClean name outside of the United States and Canada because the Company believes the tradename CarbonClean has stronger brand name recognition outside the United States and Canada. Through a series of restructurings effected in 1994 and 1995, the Company acquired the license to utilize the EMI property worldwide. Effective as of December 31, 1995, the Company purchased all of the EMI Property from EMI.


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

            The Company believes that the automotive service and repair industry, along with vehicle owners, are experiencing some or all of the following problems:

            o    Driveability Problems.   A driveability problem is present when
                 a vehicle is not performing well and the problem is difficult to solve or repair.

            o    Tune-Ups.   Tune-ups are presently done as preventive
                 maintenance and do not usually correct or reduce driveability problems with today's engines.

            o    Emissions.   In response to emission programs established in
                 most states, emission testing and repair has become a major profit center for many automotive service and repair facilities, most of which do not have a complete fuel system cleaning service.

            Alternative Solutions. In addition to the Company's products, the Company believes there are presently three main product lines broadly available to address the market opportunity created by the fuel system contamination problem:

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

MOTORVAC'S PRODUCTS

            The MotorVac CarbonClean System and IDT System--Product Overview.

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

            The Company believes that its proprietary cleaning detergent is the safest and most effective engine fuel system cleaner on the market. It is safe for use on all engine components and will not harm injectors or any sensitive computer components. The Company has obtained test results that indicate that the MotorVac CarbonClean System and the IDT System improve the performance of the vehicle, increase fuel mileage and reduce harmful emissions.

            The Company also markets and sells, both separately and together with its fuel system cleaning machines, standard and deluxe adapter kits which allow the Company's fuel system cleaning machines to be connected to the fuel system lines of most vehicles on the road today.

            During the Company's fiscal year ended December 31, 1996, the Company derived approximately 75% of its total sales from the sale of fuel system cleaning machines, approximately 22% of total sales from the sales of fuel system cleaning detergent, and 3% of its total sales from adapters and parts. During the twelve-month year ended December 31, 1997, the Company derived approximately 75% of its total sales from sales of fuel system and transmission cleaning machines (including 3% from TRANSTECH), approximately 17% of its total sales from fuel system cleaning detergents, and 8% of its total sales from sales of adapters and parts.

            TRANSTECH Transmission Service System -- Product Overview.

            The TRANSTECH System is an automatic transmission fluid exchange machine. Unlike a typical transmission service which only replaces approximately 25% of the used fluid, the TRANSTECH can replace virtually 100% of the old fluid with new fluid in about twenty minutes. The Company believes that it provides a shop owner with a quicker, safer and more profitable way to service automatic transmission systems. The system is unique because it provides the operator with two service modes--fluid replacement only and fluid plus filter replacement. The Company believes that this will give the repair shop the ability to upsell the service and provide an OEM-recommended service.


        Carbon Tune Engine Decarbonizing and Fuel System Cleaning Kit--Product Overview.

            Carbon Tune is a three-part kit that will clean the air intake system, fuel system, combustion chambers and exhaust system of the vehicle. The kit includes an air intake aerosol, an engine decarbonizer and a patented fuel conditioner that will help keep the engine clean. The air intake aerosol is the same air intake detergent used in the MotorVac CarbonClean System. The fuel conditioner is a new patented product used as a fuel additive and will be included as part of the service. It will also be sold in concentrated form to the consumer after the service to maintain the peak performance of the engine.

            The Company believes that the products used in this kit will provide the shop operator with the safest and most effective fuel system cleaning product in the quick service market. Carbon Tune products do not contain alcohol or any flammable chemicals. In addition, its formulas have been proven effective by independent tests and have been used in thousands of professional MotorVac services worldwide.

            Carbon Tune is expected to be marketed exclusively to quick-service distributors and shop operators because it meets their criteria for low cost, quick turnaround and profitable add-on services.


            Product Warranties. The Company offers a limited warranty covering parts for a period of one year from the date of sale to the end user on all equipment distributed in the United States. For equipment delivered internationally, the Company provides a limited parts warranty only for a period of either 12 or 18 months from the date of shipment. The Company also offers a limited warranty for a period of one year for all of its proprietary fuel system detergents. During the Company's fiscal year ended December 31, 1996, the Company's aggregate warranty expense was approximately $41,000. During the Company's fiscal year ended December 31, 1997, the Company's aggregate warranty expense was approximately $108,000; the increase reflects the higher number of machines in the field. There can be no assurance that future warranty expense will not have an adverse effect on the Company's results of operations or financial condition.

            Fuel System Cleaning Detergents. The Company markets and sells its proprietary fuel system detergents for both the United States and international markets utilizing different tradenames in different markets. All of the Company's detergents clean dirt, varnish, waxes, carbon and other types of contaminants that build up in critical areas of the engine. The Company's detergents will not damage vehicle surfaces or paint, and are safe for use on all engine fuel system components (will not harm injectors or any sensitive computer components).

PRODUCT DISTRIBUTION

            The Company's products are currently sold through a national and international distribution network consisting primarily of the categories described below:

            Snap-on Incorporated/Sun Electric Corporation Division. The Company sells the MotorVac CarbonClean System, the IDT System, the TRANSTECH System and the MotorVac CarbonClean Detergent and Top Engine Cleaner to Snap-on for distribution through Snap-on's tool and equipment network, made up in the U.S. of approximately 3,800 Snap-on dealers and approximately 325 tech reps selling to approximately 300,000 automotive after-market consumers.

            Snap-on is a leading manufacturer and distributor of high-quality hand tools, power tools, tool storage products, diagnostics and shop equipment and information services primarily for use by professional technicians. Sales are to individual automotive technicians, shop owners and professional equipment users for use in automotive service and repair shops, industrial and governmental entities and original equipment manufacturers, throughout the United States and Canada.

            The Company entered into an Exclusive Distribution Agreement dated as of April 10, 1995 (the "Snap-on Distribution Agreement") with Snap-on. Pursuant to the Snap-on Distribution Agreement, the Company appointed Snap-on as its exclusive distributor in the United States and Canada of the Company's "Sun" branded engine cleaning systems, fuel system detergent, transmission systems and enhanced adapter kits. The Company has the right, however, to enter into other distribution arrangements in the United States and Canada for machines that perform the same functions as the Sun System being sold through Snap-on and for its fuel system detergent in the same formulation as that sold to Snap-on, as long as the container is different and provided that the machines are not identical in design to the Sun System. In order to maintain its exclusivity, Snap-on must meet minimum purchase requirements set forth in the Snap-on Distribution Agreement. The Snap-on Distribution Agreement expires on April 10, 1998 but is automatically renewable for additional one-year terms unless either party gives written notice of cancellation within sixty (60) days prior to the expiration of such term. Neither Snap-on nor the Company had delivered written notice of cancellation as of February 10, 1998. Accordingly, the Company anticipates automatic renewal as of April 10, 1998. In addition, the agreement may be terminated prior to such dates in the event of certain defaults by the Company or Snap-on.

            John Bean Company. The Company also sells machines and detergent through John Bean Company's sales and distribution network in the United States, Canada and in a number of international markets. John Bean Company ("John Bean") is a division of Snap-on Incorporated and is a leading manufacturer of under-car and under-hood maintenance and diagnostic equipment with approximately sixty distributors worldwide. John Bean markets the Company's products to automotive service and repair shops throughout the United States and Canada and certain other international markets.

            Other Independent Distributors. The Company also markets the MotorVac CarbonClean System, the TRANSTECH System and IDT System throughout the United States and Canada through a small network of independent distributors. In addition, the Company markets the CarbonClean System, the TRANSTECH System and IDT System in over 55 countries worldwide through local and, in some cases, multinational independent distributors. The Company sells its products to a number of distributors covering the United States, Canada and many other international markets, including, but not limited to, Australia, New Zealand, China, Taiwan, Korea, Japan, India, Indonesia, the Philippines, Poland, Greece, Turkey, Italy, France, Great Britain, Germany, a number of Middle Eastern and African countries, South America, Mexico and others.

            In general, the Company's international distribution agreements provide that the distributor has the exclusive right to sell and distribute the Company's products within the specified territory. The distribution agreements generally include minimum performance goals that, if not met, entitle the Company to terminate the agreements.

            During the fiscal years ended December 31, 1996 and December 31, 1997, respectively, sales of the Company's products to divisions of Snap-on Incorporated accounted for approximately 59% and 72%, respectively, of the Company's net sales. No other distributor or customer accounted for more than 10% of the Company's net sales in the years ended 1996 and 1997.

SALES

            The Company's customer service department is divided into two sections, technical service and order entry. The Company maintains toll-free
(800) hot lines for the Company's distributors, customers and service technicians.

            The Company's sales department is divided into two divisions, one for the United States and Canada and one for all other international markets. The Company employs several Regional Managers in the United States and Canada, and two Industrial Diesel Tune Specialists. Regional Managers are responsible for training and sales support for the Sun/Snap-on and John Bean Company sales group.

For the fiscal year ended December 31, 1997 and the fiscal year ended December 31, 1996, international sales accounted for approximately 26% and 29%, respectively, of the Company's net sales.


MARKETING

            The Company's primary market consists of automotive service and repair shops, including independent, chain and dealership facilities. The Company estimates that there are over 300,000 automotive service and repair shops in the United States and Canada and approximately 1.5 million in other countries. Other market segments which the Company may pursue include fleet operators, government agencies, marine, stationary engines and quick-service outlets.

            The Company has retained the services of a press relations agency for the purpose of increasing consumer awareness of the MotorVac CarbonClean service through editorial coverage in general consumer and enthusiast publications, including daily newspapers.

            The Company has initiated, and Snap-on is now participating in, what the Company believes is the first automotive after-market repair guarantee, which the Company calls "MotorVac or Your Money Back." This guarantee is extended by the Company through the service technician to the vehicle owner, who purchases a MotorVac CarbonClean service in the United States or Canada. Simply stated, if the customer cannot feel the difference in his vehicle within one week after the service is performed, his money will be refunded. To date, tens of thousands of cleanings have been performed since 1995 and, to the Company's knowledge, only five people have requested their money back.

            Impact of Clean Air Regulations. The Company believes that the continued worldwide concern with reducing air pollution and other harmful emissions from diesel and gasoline internal combustion engines represents a positive market opportunity for the Company's products.

            United States Federal Laws. The vehicle emissions testing industry developed guidelines in response to the Clean Air Act of 1970 (the "Clean Air Act") and subsequent amendments thereto. The Clean Air Act Amendments of 1977 required, for the first time, the implementation of rudimentary inspection and maintenance ("I/M") programs in certain metropolitan areas. The 1990 Amendments classified U.S. metropolitan areas by the degree of air pollution and required the U.S. Environmental Protection Agency ("EPA") to review and revise its regulations on I/M programs. On November 5, 1992, the EPA adopted regulations (the "Regulations") that require approximately 181 metropolitan areas in 38 states and the District of Columbia, with a total of approximately 87 million vehicles, to have either a basic or enhanced I/M program in place by specified dates. The number of areas requiring basic and enhanced I/M is continuously updated by the EPA, and in February 1995, the EPA published a report indicating that a total of 179 metropolitan areas required I/M, 84 of which (with approximately 57 million vehicles) required enhanced I/M programs and 95 of which (with approximately 30 million vehicles) required basic I/M programs.

            The Company believes that many vehicles that fail emissions inspections are suffering from engine contamination due to driving habits or poor quality gas or suffering from inadequate or infrequent engine maintenance. Consequently, the Company believes servicing a vehicle with the MotorVac CarbonClean System provides motorists with a quick and economical way to bring their vehicles into compliance.

            California Smog Check Program. California, which has one of the nation's most severe air quality problems, has approximately 25% of the vehicles nationwide that are, or will be, subject to the new federal testing requirements. California has licensed approximately 35,000 mechanics and 8,400 repair shops, dealers and fleets to perform emissions inspections and repairs. The State of California mandates bi-annual emissions certification under its emission control program. Under recently passed legislation, California has upgraded both the licensing requirements for mechanics and developed new mandatory equipment requirements for inspection and repair facilities. As part of the new legislation, vehicle emissions inspections will be required to test for oxides or nitrogen in enhanced program areas in addition to hydrocarbons, carbon monoxide and carbon dioxide. In addition to these new inspection equipment requirements, the California Bureau of Automotive Repair ("BAR") will be authorized to list vehicle maintenance practices that reduce vehicle emissions.

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

            The Company anticipates that its existing production facilities and equipment will be adequate to meet the Company's manufacturing needs for the next two to three years for its existing product lines.

            The Company maintains the MotorVac quality control system that begins with design and continues through assembly, marketing, sales and customer service. The Company involves its design and engineering department, manufacturing personnel, marketing and sales departments in quality control.

            As stated above, the Company relies upon outside suppliers for the manufacture of the component parts for its fuel system cleaning machines. Although certain of these component parts are obtained from a single supplier or a limited number of suppliers, the Company believes that there are a sufficient number of alternative sources of supply for all of the component parts utilized in its machines, except for the pumps incorporated into its machines. With respect to the pumps, the Company currently relies upon Tuthill Corporation, a single supplier, to manufacture a Company-designed proprietary pump. While the Company believes it could secure another manufacturer of the pump, as pumps from alternate suppliers have been tested and approved, any significant interruption in deliveries of pumps could have a material adverse effect upon the Company's results of operations and financial condition until such time as the Company was able to secure an alternative supplier.

            While, to date, the Company has not experienced any significant interruptions in the supply of its components, there is no assurance that significant supply interruptions will not occur in the future.


BACKLOG

            The Company normally does not have any significant backlog.

COMPETITION

            The automotive service and after-market products industries are highly competitive and require substantial technical expertise and capital resources. These industries are characterized by an abundance of manufacturers focusing on the technician, equipment and other after-market performance enhancements. The Company believes that competition in the automotive service and after-market products industries is based primarily on product performance, ease of operation, price, product selection, product availability and service. The Company's core products compete with a variety of products designed to clean engine fuel systems and reduce emissions while improving performance, including gasoline fuel additives, detergent additives that are mixed with fuel in the fuel tank, and solvents that are introduced directly into the fuel system, either with or without the aid of a mechanical delivery system. The Company's transmission service product competes with a variety of different systems designed to flush old fluid out of the vehicle's transmission system and replace it with new fluid. Some competitive systems are strictly fluid exchange machines, while others allow the technician to replace the transmission filter and perform an OEM-recommended service. Most of the Company's competitors in each of these product categories have significantly greater financial, manufacturing, marketing, distribution and other resources than the Company.

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

            With respect to direct competition with the Company's transmission service system, the Company is aware of several manufacturers that produce products capable of performing functions similar to those performed by the Company's products. One competitor is Wynn's International, which markets the TransServe systems and also competes with the Company in the fuel system service equipment market. Other competitors include Norco Industries (which markets the Flo-Dynamics line of machines) and Burman Products (which markets the T-Tech machines).

            The business of providing an integrated fuel system cleaning service is relatively new and the Company anticipates that competition will likely increase from existing competitors, companies that are not currently competitors but have the financial resources and expertise to compete in this market and newly-formed companies as market awareness of the fuel system contamination problem increases, and as and when government-mandated emissions testing programs expand. The same is true for the Company's transmission service product. Increased competition from manufacturers or distributors of fuel system or transmission system service products similar to that offered by the Company could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company will be able to successfully compete in this marketplace.


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


            The Company licensed the rights under a patent which covered certain aspects of the Company's gasoline and diesel fuel system cleaning machines. The license agreement terminated on May 1, 1997. The Company has its own patents pending on its fuel system cleaning machines.

            The Company purchases all of its fuel system cleaning detergents from Shrader Packaging Co., Inc. ("Shrader"), a single supplier, under an Exclusive Supply Agreement. Under its terms, Shrader has agreed to produce and deliver to the Company, and the Company has agreed to buy, all of the detergents required by the Company in its business. The Company is also required to make minimum annual purchases of $250,000 per year, which has been exceeded by actual purchases, subject to annual inflation based increases. Shrader has agreed to limit price increases to increases in its material costs and operating overhead as necessary to maintain Shrader's profit margins. Under the Exclusive Supply Agreement, Shrader has agreed that it will not produce or sell any detergents substantially similar to the chemical formulations produced for the Company or which are in competition with the Company's chemical formulations without the Company's written permission.

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


RESEARCH AND DEVELOPMENT

            For the fiscal years ended December 31, 1997 and December 31, 1996, the Company spent $21,220 and $68,697, respectively, on research, development and testing.


EMPLOYEES

            As of December 31, 1997, the Company had 44 employees, all of which were full-time employees, including 14 employed in sales and marketing, 15 employed in research and development, technical support and production, and

15 employed as administrative, accounting and support staff. None of the Company's employees are represented by unions, and the Company considers its employee relations to be good.


RISK FACTORS

Historical Operating Losses; Accumulated Deficit; Profitability Uncertain

            From August 28, 1992 (inception) through December 31, 1996, the Company incurred net losses. For the year ended December 31, 1997, the Company reported its first net profit of $311,808. In addition, as of that date, the Company had an accumulated deficit of $11,662,274. There can be no assurance that the Company will be able to maintain profitable operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Dependence Upon Single Sources of Supply; Lack of Long Term Supply Contracts for Machine Components

            The formulations utilized in the Company's gasoline and diesel detergents are manufactured by Shrader, an independent third party. These formulations are the proprietary property and a trade secret of such party, but are not, to the Company's knowledge, patented or otherwise protected. There can be no assurance that the supplier will be able to maintain its chemical formulations as trade secrets or that others will not independently develop chemical formulations that are similar to or competitive with the supplier's chemical formulations. The Company currently relies upon this supplier as the sole supplier of the Company's gasoline and diesel engine detergents under the terms of an exclusive supply agreement (the "Exclusive Supply Agreement"). The Company considers its detergents to be important proprietary assets. The loss by the supplier of the proprietary protection for its detergent formulas, a significant interruption in detergent deliveries by the supplier or the inability to obtain detergents from the supplier for any reason for any significant period of time could have a material adverse effect upon the Company and its results of operations.
See "Business--Intellectual Property."

            The Company relies upon outside suppliers for the manufacture of the component parts of its fuel system cleaning and transmission service machines. The Company does not have written long-term contracts with any of these suppliers. The Company generally estimates its anticipated need for components over a three-month period and submits purchase orders to its suppliers for such amounts. There can be no assurance that the Company's suppliers will be able to make timely delivery of components in the future. The inability of the Company to obtain the components necessary to enable it to fill its then-existing orders for any reason, including, but not limited to, shortages, product delays or work stoppages experienced by the Company's suppliers, could have a material adverse effect on the Company's results of operations and financial condition.

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

Dependence Upon Significant Customer

            During the fiscal year ended December 31, 1997 and December 31, 1996, the Company derived approximately 72% and 59%, respectively, of its total sales from sales to Sun Electric Corporation, a division of Snap-on, Incorporated ("Sun/Snap-on"), a distributor of the Company's products. No other customer accounted for more than 10% of the Company's net sales during these years. Any significant decrease in sales to Sun/Snap-on, which are not offset by increases in sales to other existing or new distributors, would have a material adverse effect upon the Company's results of operations and financial condition.


Future Capital Requirements

            The Company believes that available working capital at December 31, 1997 of $3,665,000 will be sufficient to allow the Company to meet its obligations as they become due through January 1, 1999. To the extent that the Company's cash flow from operations, if any, are insufficient to fund the Company's activities, the Company will be required to raise additional funds through equity or debt financings. No assurance can be given that such financing will be available on terms acceptable to the Company, if at all, and if available, such financing may result in further dilution to the Company's stockholders and/or in additional interest expense. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."


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

            With respect to direct competition with the Company's transmission service system, the Company is aware of several manufacturers that produce products capable of performing functions similar to those performed by the Company's products. One competitor is Wynn's International, which markets the TransServe systems and also competes with the Company in the fuel system service equipment market. Other competitors include Norco Industries (which markets the Flo-Dynamics line of machines) and Burman Products (which markets the T-Tech machines).

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


Dependence Upon Trademarks, Patents and Proprietary Rights

            The Company's success is, in part, dependent upon the protection afforded by the patented technology incorporated in some of the fuel system cleaning machines manufactured by the Company, the Company's rights to its trademarks "MotorVac" and "CarbonClean" and the goodwill associated therewith. In the event of a legal challenge, the Company would be required to defend its patents and trademarks and there can be no assurance that the Company would prevail in such a proceeding. Additionally, the Company must identify and prosecute infringement by others in order to protect its patents and trademarks. Trademark and patent litigation entails substantial legal and other costs. There can be no assurance that the Company will have the necessary financial resources to defend or prosecute its rights in connection with any such litigation. Responding to, defending or bringing claims related to the Company's rights to its intellectual property may require the Company's management to redirect its resources to address such claims, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, if any significant suppliers of the Company are subjected to claims challenging their proprietary rights, the Company could be materially adversely affected if such suppliers' operations are significantly interrupted or if they are unable to defend their respective proprietary rights against such a challenge. See "Risk Factors--Dependence Upon Single Sources of Supply; Lack of Long Term Supply Contracts for Machine Components" and "Business--Intellectual Property."


Variability in Operating Results; Seasonality

            The Company may experience significant fluctuations in future operating results due to a number of factors including, among other things, the size and timing of customer orders, new or increased competition, delays in new product enhancements and new product introductions, quality control difficulties, changes in market demand, market acceptance of new products, product returns, seasonality in product purchases by distributors and end users and pricing trends in the automotive after-market industry in general, and in the specific, markets in which the Company is active. Any of these factors could cause operating results to vary significantly from prior periods. Further, the Company's business is seasonal. Historically, the Company's net sales have been lowest in the first quarter of each calendar year, and the Company anticipates that this trend will continue in the future. The primary reason for the decrease in net sales in the first quarter is the impact of buying patterns in both the domestic and international markets following the holiday period in November and December, and traditionally slower sales in the automotive equipment after-market following these holiday periods. Significant variability in orders during any period may have a material adverse impact on the Company's cash flow or work flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Dependence on International Sales

            A significant element of the Company's business strategy is to continue to expand in selected international markets. In the Company's fiscal year ended December 31, 1997 and December 31, 1996, respectively, the Company derived approximately 26% and 29%, respectively, of total sales from international markets. The Company's international sales efforts are subject to the customary risks of doing business abroad, including exposure to regulatory requirements, political and economic instability, barriers to trade, trade restrictions (including import quotas), tariff regulations, foreign taxes, restrictions on transfer of funds, difficulty in obtaining distribution and support and export licensing requirements, any of which could have a material adverse effect on the Company's results of operations and financial condition. The Company sells its products in United States dollar denominations only. Consequently, a weakening in the value of foreign currencies relative to the U.S. dollar and potential fluctuations in foreign currency exchange rates could have an adverse impact on the Company's sales and could cause the Company to reduce its selling prices, which could have a negative impact on gross margins on international sales. See "Business--Product Distribution."


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


Control by Existing Stockholders

            At March 18, 1998, EMIIC, the principal stockholder of the Company, and the Company's directors and officers collectively beneficially owned approximately 64.6% of the Company's Common Stock (EMIIC, 61.4%; the Company's directors and officers, 3.2%). Consequently, these persons will have the ability to control the election of all the Company's directors, to determine the outcome of most corporate actions submitted to the vote of the Company's stockholders and to generally control the affairs and management of the Company. See "Security Ownership of Certain Beneficial Owners and Management." In addition, such concentration of ownership and control may have the effect of delaying, deferring or preventing a change of control in the Company.

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


Possible Issuance of Preferred Stock; Anti-takeover Effect of Delaware Law

            The Company is authorized to issue up to 500,000 shares of preferred stock, par value $.01 per share (the "Preferred Stock"). The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by the Company's stockholders, and may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions as determined by the Board of Directors. Although the Company has no present plans to issue any shares of Preferred Stock, the issuance of any additional shares of Preferred Stock in the future could affect the rights of the holders of Common Stock and thereby reduce the value of the Common Stock. In particular, specific rights granted to future holders of Preferred Stock could be used to restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by its present owners. These provisions, together with certain provisions of Delaware law, may also have the effect of delaying or preventing changes in control or management of the Company which could adversely affect the market price of the Company's Common Stock.


ITEM 2.     DESCRIPTION OF PROPERTY

            The Company's executive offices, research and product development, assembly, warehousing and distribution facilities are currently housed in a single leased industrial building comprised of approximately 24,360 square feet located in a state-designated enterprise zone in Santa Ana, California. Under the terms of the lease, the Company presently pays rent of approximately $10,300 per month plus the Company's pro rata share of common area maintenance and operating expenses. The lease expires in January of 2003. If the Company's current growth rate continues, it may, within the next year, need additional storage and shipping plant space. The Company believes that such space is available within close proximity and at reasonable rental rates.


ITEM 3.     LEGAL PROCEEDINGS.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

                                     PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) The Company's Common Stock trades on the Nasdaq SmallCap Market under the symbol "MVAC." The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock as furnished by Nasdaq. Prices reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions.

                                                             HIGH       LOW
                                                            -----     -------
            YEAR ENDED DECEMBER 31, 1996

               Second Quarter (from April 26, 1996)             7     3 3/8
               Third Quarter.............................   6 1/8     4 1/2
               Fourth Quarter............................   6 3/4     4 11/32

                                                             HIGH       LOW
                                                            ------    -------
            YEAR ENDED DECEMBER 31, 1997

               First Quarter.............................    5 7/8    3
               Second Quarter............................    4 5/8    2 3/4
               Third Quarter.............................    3 3/4    2 3/8
               Fourth Quarter............................    3        1 1/8


            There were approximately 103 holders of record of the Company's Common Stock as of March 12, 1998.

            No dividends have been declared or paid on the Company's Common
Stock.

            For the year ended December 31, 1997, the Company issued incentive and nonstatutory stock options to purchase an aggregate of 28,176 shares of Common Stock to directors, officers, employees and consultants. The exercise price for such options ranged between $2.81 and $4.69 per share. The Company issued such options in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act").

(b) In accordance with the Securities and Exchange Commission Rule 463 and Item 701 of Regulation SB, effective September 2, 1997, the Company hereby incorporates the information formerly included in Form SR for the period ended December 31, 1997.

(1)  File Number and Effective date of Registration Statement:
     [ ]           April 25, 1996
     Commission File Number:
     [ ]           333-1866-LA
(2)  Date offering commenced:
     [ ]            April 25, 1996
(3)  If offering terminated before any securities were sold, an explanation for such termination:
     [ ]            N/A
(4)  If offering did not terminate before any securities were sold, discuss:
    (i) Whether the offering has terminated and, if so, whether it terminated before the sale of all securities registered:
            [ ] The offering terminated after the sale of
                all securities registered.

    (ii)    The name(s) of the managing underwriter(s), if any:
            [ ]         Meridian Capital Group, Inc.
    (iii)   The title of each class of securities registered:
            [ ]         Common Stock, $.01 par value
    (iv)    On account of the issuer:
               Amount registered:
               [ ]         1,210,000 shares
               Aggregate price of offering amount registered:
               [ ]         $6,503,750
               Amount sold:
               [ ]         1,210,000
               Aggregate offering price of amount sold to date:
               [ ]         $6,503,750
            On account of any Selling Security Holder(s):
               Amount registered:
                   [ ]         32,850
                   Aggregate offering price of amount registered:
                   [ ]         $176,569
                   Amount sold:
                   [ ]         32,850
                   Aggregate offering price of amount sold:
                   [ ]         $176,569
    (v)     Direct or indirect payments to directors,        Direct or indirect
            officers, general partners of the issuer         payments to others
            or their associates; to persons owning           (X if estimate)
            10% or more of any class of equity
            securities of the issuer and to
            affiliates of the issuer.  (X if estimate)

Underwriters discounts
  and commissions                                                650,375
Finders' Fees
Expenses paid to or for
  the Underwriters                                               195,113
Other Expenses                                                   504,788
Total Expenses                                                 1,350,276

    (vi)    Net offering proceeds to issuer after deducting the
            total expenses described in Subsection (v) above:
            [ ] $5,153,474
    (vii)   Use of Proceeds:
               Direct or indirect payments to directors,     Direct or indirect
               officers, general partners of the issuer      payments to others
               or their associates; to persons owning 10%     (X if estimate)
               or more of any class of equity securities of the issuer and to affiliates of the issuer. (X if estimate)

Repayment of
  Indebtedness                 123,572                          1,250,000
Working Capital                                                 1,278,354
Repayment of Interest
   on Indebtedness             836,428
Investments:
[ ]     Short Term CD's                                         1,500,000
[ ]     Other Cash and
        Cash Equivalents                                          165,120

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis should be read together with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB.


OVERVIEW

            MotorVac Technologies, Inc. (the "Company") designs, develops, assembles, markets and sells machines for the diagnosis, maintenance and repair of internal combustion engine fuel and transmission systems primarily for the automotive after-market repair and service industry. The Company markets and sells its fuel system cleaning and transmission machines and detergents through various distribution channels, both in the United States and Canada ("Domestic"), primarily under the trade name MotorVac, and outside the United States and Canada ("International") under the trade name CarbonClean.

            The Company elected to change its fiscal year end to December 31 from March 31, effective with the fiscal year ended December 31, 1995. The following discussion and analysis addresses the results of the Company's operations for the twelve months ended December 31, 1997, as compared to the Company's results of operations for the twelve months ended December 31, 1996, except as otherwise noted. On May 1, 1996, the Company consummated an initial public offering (the "IPO") of 1,100,000 shares of its common stock, resulting in gross proceeds of approximately $5,912,500. On June 13, 1996, the Company completed the sale of an additional 110,000 shares of its Common Stock upon exercise of the underwriter's overallotment option (the "Overallotment"), resulting in gross proceeds to the Company of approximately $591,250.

            This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may experience significant fluctuations in future operating results due to a number of factors, including, among other things, the size and timing of customer orders, new or increased competition, new product introductions, delays in new product enhancements, quality control difficulties, changes in market demand, market acceptance of new products, product returns, seasonality in product purchases by distributors and end users, changes in inventory levels, and pricing trends in the automotive after-market industry in general, and in the specific markets in which the Company is active. Any of these factors could cause operating results to vary significantly from prior periods. Significant variability in orders during any period may have a material adverse impact on the Company's cash flow or work flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

            Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately, and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements, including, but not limited to, those set forth under "Risk Factors" contained in this Annual Report Form 10-KSB and the Company's other periodic filings with the SEC. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

RESULTS OF OPERATIONS

The results of operations for the years ended December 31, 1997 and 1996 were as follows:

                                            Year Ended     Year Ended
                                             12/31/97       12/31/96
                                           -----------    -----------
NET SALES                                  $ 9,875,739    $ 8,242,735
COST OF SALES                                5,618,286      5,026,486
                                           -----------    -----------
GROSS PROFIT                                 4,257,453      3,216,249
OPERATING EXPENSES                           3,983,205      4,338,332
                                           -----------    -----------

INCOME (LOSS) FROM OPERATIONS                 274,248     (1,122,083)
INTEREST (INCOME) EXPENSE- INCL
     FROM RELATED PARTIES                     (41,696)       157,751
                                          -----------    -----------
INCOME (LOSS) BEFORE PROVISION
     FOR INCOME TAX                           315,944     (1,279,834)
PROVISION FOR INCOME TAX                        4,136          1,256
                                          -----------    -----------
NET INCOME (LOSS)                         $   311,808    ($1,281,090)
                                          ===========    ===========


COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1997 TO THE TWELVE MONTHS ENDED DECEMBER 31, 1996

            Net Sales. Net sales for the year ended December 31, 1997 of $9,875,739 increased $1,663,004 (approximately 20%) from $8,242,735 for the year ended December 31, 1996. The primary reason for the sales increases was an approximate 25% increase in domestic and international fuel cleaning machine shipments, primarily from higher sales to Snap-on.

            Cost of Sales. Cost of sales for the year ended December 31, 1997 increased by $591,800 (approximately 12%) to $5,618,286 from $5,026,486 for the year ended December 31, 1996. Cost of sales as a percent of sales, for the year ended December 31, 1997, was 57% versus 61% of sales for the year ended December 31, 1996. The primary reasons for the cost of sales decrease as a percent of sales were larger quantity discounts from higher purchase levels and engineering changes that reduced material costs.

            Operating Expenses. Operating expenses for the year ended December 31, 1997 of $3,983,205 decreased $355,127 (approximately 8%) from $4,338,332 for the year ended December 31, 1996. The major reason for the decline was a decrease in legal expenses of approximately $292,000 reflecting reduced litigation activity in 1997; also, insurance recoveries and legal settlements provided other income of approximately $344,000 in 1997 compared to about $7,500 in 1996. Offsetting the above were increases in operating expenses of approximately $273,000 in 1997, primarily to support increased revenues.

            Income (Loss) from Operations. As a result of the above, the income from operations for the year ended December 31, 1997 of $274,248 improved by $1,396,331 from a loss of $1,122,083 for the year ended December 31, 1996.

            Interest (Income) Expense. Interest income for the year ended December 31, 1997 of $41,696 (net) improved by $199,447 from a net expense of $157,751 for the year ended December 31, 1996. The improvement was a result of proceeds from the initial public offering providing interest income only part of the year in 1996.


LIQUIDITY AND CAPITAL RESOURCES


For the Twelve Months Ended December 31, 1997

            Cash at December 31, 1997 was $1,665,120. Cash of $476,264 was generated by operating activities for the year ended December 31, 1997. Cash flow used in financing activities for the year was $1,285,161, reflecting the paydown of the note payable to the bank. The net result was a decrease in cash of $894,869 from the year earlier period.

Working capital, at $3,664,733, improved by $654,451 from 1996, and the current ratio increased to 3.7:1 from 2.3:1 in 1996.

            The Company maintains a $1,500,000 revolving line of credit expiring March 31, 1998 at the bank's prime rate. The line is secured by a certificate of deposit of $1,500,000 expiring the same date. At December 31, 1997, $250,000 was outstanding under the line. There are no financial covenants in the line of credit.

            The Company presently expects that current cash resources and the available capacity under the line of credit, together with cash generated from operations, will be sufficient to meet its operating and capital requirements for the next twelve months. There can be no assurances that additional capital will be available to the Company on favorable terms or at all.


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


INFORMATION SYSTEMS AND THE YEAR 2000

            The Year 2000 issue is a problem created by the fact that most computer software programs have been written using two digits rather than four to represent a specific year. Any of MotorVac's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

            The Company's initial evaluation of its present software and computer systems indicates they are able to properly utilize dates beyond year 1999. Notwithstanding this, the Company desires to upgrade its current computer capabilities and is currently engaged in a comprehensive project to replace its information and manufacturing computer software with programs that will provide better data more efficiently and properly recognize the Year 2000. The new system will include new hardware and packaged software purchased from large vendors who will have represented that these systems are already Year 2000 compliant.

            The Company will utilize both internal and external resources to test all of its software for Year 2000 compliance, and the Company expects to complete the project in mid-1999. The estimated cost for this project could range as high as $100,000, including the cost of new systems, which will be capitalized. It is anticipated that this cost will be funded through operating cash flows. There can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

            MotorVac plans to maintain communications with all of its significant vendors and large customers to determine the extent to which MotorVac is vulnerable to those third parties' failure to remedy their own Year 2000 issues. There can be no assurance that the systems of other companies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with MotorVac's systems, would not have a material adverse effect on MotorVac. Failure by the Company and/or its vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations.


ITEM 7.     FINANCIAL STATEMENTS.

            The information required by this item is included in Pages F-1 through F-16 attached hereto and incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

            The information required by this item is incorporated herein by reference from Issuer's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Issuer's 1998 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Proposal 1--Election of Directors," "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and "Additional Information--Management."


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


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   See Exhibit Index below.

            (b)   The Company did not file any reports on Form
                  8-K during the quarter ended December 31, 1997.

                           MOTORVAC TECHNOLOGIES, INC.
                          EXHIBIT INDEX TO FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1997




EXHIBIT
NUMBER                              DESCRIPTION
--------                            -----------

3.1  (1)     Amended and Restated Certificate of Incorporation.

3.2  (1)     Third Amended and Restated Bylaws, as amended.

4.1          Reference is made to Exhibits 3.1 and 3.2.

4.2  (1)     Specimen Stock Certificate.

10.1 (1)     Letter Agreement dated February 12, 1996, by and among the
             Registrant, Enviromotive, Inc. and International Turbo
             Center, Inc.

10.2 (1)+    1996 Stock Incentive Award Plan of Registrant.

10.3 (1)+    Form of 1996 Director Nonqualified Stock Option Agreement.

10.4 (1)+    Form of 1996 Employee Nonqualified Stock Option Agreement.

10.5 (1)+    1996 Director Stock Plan of Registrant.

10.6 (1)+    Amended and Restated Employment Agreement dated March 21,
             1996, between the Registrant and Allan T. Maguire.

10.7 (1) Form of Consent to Amendment of Registration Rights Agreement and Stock Purchase Warrant and Waiver of Notice entered into between the Registrant and each of the holders of Stock Purchase
             Warrants to purchase Series B Preferred Stock.

10.8 (2) Products Distribution Agreement dated May 1, 1996, by and between the Registrant and Sun Electric De Mexico, S.A. De C.V.

10.9 (1)     Transfer Agreement dated October 23, 1995, by and between
             CarbonClean International Ltd. and the Registrant.

10.10 (1)    Transfer Agreement dated October 23, 1995, by and between MIML and the Registrant.

10.11 (1)    Amended and Restated Secured Subordinated Promissory Note
             dated December 31, 1995 in the original principal amount of
             $1,040,000 payable by the Registrant in favor of The WH & NC
             Eighteen Corporation.

10.12 (1)    Security Agreement dated August 3, 1995, by and between the
             Registrant and The WH & NC Eighteen Corporation.

10.13 (3)    First Amendment to Purchase Agreement dated September 30, 1996, by and among the Registrant, International Turbo Center, Inc., and Enviromotive, Inc.

10.14 (5)    Products Distribution Agreement dated December 1, 1996, by and between the Registrant and Snap-on Tools Japan K.K.

10.15 (5)    Products Distribution Agreement dated January 6, 1997, by and between the Registrant and China Motor-Vehicle Safety Appraisal
             and Inspection Center.

10.16 (1)    Products Distribution Agreement dated January 27, 1995, by and between the Registrant and DeCarbon Pty. Ltd.

10.17 (1)    Supplier Purchase Agreement dated April 10, 1995, by and between the Registrant and Snap-on Incorporated.

10.18 (1)    Exclusive Distribution Agreement dated April 10, 1995, by and between the Registrant and Snap-on Incorporated.

10.19 (1)    Products Distribution Agreement dated November 16, 1995, by and between the Registrant and Automotive Diagnostics.

10.20 (1)    Letter Agreement dated February 12, 1996, by and among the
             Registrant, Enviromotive, Inc., and International Turbo Center,
             Inc.

10.21 (1)    Standard Industrial Lease--Multi-Tenant dated November 29,
             1995, by and between Northern McFadden Limited Partnership, an
             Illinois limited partnership, and the Registrant.

10.22 (4)    Products Distribution Agreement dated March 28, 1996, by and between the Registrant and Cameo (QLD) Pty. Ltd.

10.23 (1)+   Employment Agreement dated October 24, 1994, by and between the
             Registrant and Lee William Melody, as amended as of November 3,
             1995.

10.24 (1)    Employment Agreement dated as of November 20, 1995 by and between the Registrant and Michael G. Arkell.

10.25 (1)    Offer Letter to Michael G. Hosch dated December 16, 1992, from the
             Registrant, as amended by Memorandum dated March 21, 1995.

10.26 (1)    Form of Indemnity Agreement entered into with each of the
             Registrant's officers and directors.

10.27 (1)    Amendment to Stockholders Voting Agreement dated March 8, 1996, by and among the Registrant, Erin Mills International Investment
             Corporation, George H. David and Robert G. Reese.

10.28 (1)    Purchase Agreement dated February 22, 1996, but made effective as of December 31, 1995, by and among the Registrant, International
             Turbo Center, Inc. and Enviromotive, Inc.

10.29 (1)    MotorVac Technologies, Inc. Cash Bonus Plan.

10.30 (1)    Letter Agreement dated April 5, 1996, between the Registrant and
             Shrader Packaging Co., Inc. amending the Exclusive Supply Agreement and granting a right of first refusal to the Registrant.

10.31 (5)    Settlement Agreement and Mutual Release dated January 6, 1997, by and between the Registrant, DeCarbon Australia Pty. Ltd., Carbon
             Clean Corporation Pty. Ltd., Carbon Tune Pty. Ltd., Chris Somas,
             Roydn Sweet and Jim Litis (collectively "DeCarbon").

10.32 (5)    First Amendment and Modification to Settlement Agreement and Mutual
             Release, by and between the Registrant and DeCarbon, dated
             January 4, 1997.

10.33 (5)    Second Amendment and Modification to Settlement Agreement and
             Mutual Release, by and between the Registrant and DeCarbon, dated January 7, 1997.


10.34 (5)    Letter Agreement confirming settlement between the Registrant and
             Lee W. Melody on the one hand, and Robert L. Fisher and ETCO on the other hand, dated March 14, 1997.

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

10.36 (3)    Products Distribution Agreement dated September 15, 1996, by and between the Registrant and Cartek International, Inc.

10.37 (1)    Letter Agreement dated as of December 31, 1995, between the
             Registrant and EMIIC amending certain promissory notes and waiving certain defaults thereunder.

10.38 (5)    Settlement Agreement and Mutual Release dated March 27, 1997, by and between Lee W. Melody and the Registrant on the one side, and
             Robert L. Fisher and ETCO on the other.

10.39 Employment Agreement dated as of November 13, 1997, by and between the Registrant and David P. Nelson.

10.40 Termination Agreement dated as of September 26, 1997, by and between Registrant and Allan T. Maguire.

11.1         Statement of Calculation of Net Loss Per Share and Supplementary
             Net Loss Per Share.

24.1         Power of Attorney.  Reference is made to page 27.

27.1         Financial Data Schedule in accordance with Article 5 of
             Regulation SX.

27.2         Financial Data Schedule in accordance with Article 5 of
             Regulation SX, restated for year-end 1996 and quarters ended
             June 30, 1996 and September 30, 1996.

27.3         Financial Data Schedule in accordance with Article 5 of
             Regulation SX, restated for quarters ended March 31, 1997,
             June 30, 1997 and September 30, 1997.

------------------

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

(5) Previously filed as an exhibit to Form 10-KSB for the year ended December 31, 1996, and incorporated herein by reference.

+     Indicates a management contract or compensatory plan or arrangement.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MotorVac Technologies, Inc.


Date:                            By:  /s/ Lee W. Melody
     ----------------------         -------------------------------------------
                                    Lee W. Melody
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:                            By:  /s/ David P. Nelson
     ----------------------         -------------------------------------------
                                    David P. Nelson
                                    Vice President of Finance, Chief Financial
                                    Officer, Treasurer and Secretary
                                    (Principal Accounting Officer)






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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



            Signature                              Title                              Date
            ---------                              -----                              ----

/s/ Ronald J. Monark                        Chairman of the Board,                March 26, 1998
--------------------------------            Director
Ronald J. Monark


/s/ Lee W. Melody                           President and Chief                   March 26, 1998
--------------------------------            Executive Officer,
Lee W. Melody                               Director



/s/ David P. Nelson                         Vice President of Finance,            March 26, 1998
--------------------------------            Chief Financial Officer,
David P. Nelson                             Treasurer and Secretary


/s/ Stephen L. Greaves                      Director                              March 26, 1998
--------------------------------
Stephen L. Greaves


/s/ Grant Ferrier                           Director                              March 26, 1998
--------------------------------
Grant Ferrier


/s/ Gerald C. Quinn                         Director                              March 26, 1998
--------------------------------
Gerald C. Quinn


/s/ George L. Schmutz                       Director                              March 26, 1998
--------------------------------
George L. Schmutz


/s/ William E. Maya                         Director                              March 26, 1998
--------------------------------
William E. Maya


/s/ Daniel P. Whelan                        Director                              March 26, 1998
--------------------------------
Daniel P. Whelan

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
--------                            -----------

3.1  (1)     Amended and Restated Certificate of Incorporation.

3.2  (1)     Third Amended and Restated Bylaws, as amended.

4.1          Reference is made to Exhibits 3.1 and 3.2.

4.2  (1)     Specimen Stock Certificate.

10.1 (1)     Letter Agreement dated February 12, 1996, by and among the
             Registrant, Enviromotive, Inc. and International Turbo
             Center, Inc.

10.2 (1)+    1996 Stock Incentive Award Plan of Registrant.

10.3 (1)+    Form of 1996 Director Nonqualified Stock Option Agreement.

10.4 (1)+    Form of 1996 Employee Nonqualified Stock Option Agreement.

10.5 (1)+    1996 Director Stock Plan of Registrant.

10.6 (1)+    Amended and Restated Employment Agreement dated March 21,
             1996, between the Registrant and Allan T. Maguire.

10.7 (1) Form of Consent to Amendment of Registration Rights Agreement and Stock Purchase Warrant and Waiver of Notice entered into between the Registrant and each of the holders of Stock Purchase
             Warrants to purchase Series B Preferred Stock.

10.8 (2) Products Distribution Agreement dated May 1, 1996, by and between the Registrant and Sun Electric De Mexico, S.A. De C.V.

10.9 (1)     Transfer Agreement dated October 23, 1995, by and between
             CarbonClean International Ltd. and the Registrant.

10.10 (1)    Transfer Agreement dated October 23, 1995, by and between MIML and the Registrant.

10.11 (1)    Amended and Restated Secured Subordinated Promissory Note
             dated December 31, 1995 in the original principal amount of
             $1,040,000 payable by the Registrant in favor of The WH & NC
             Eighteen Corporation.

10.12 (1)    Security Agreement dated August 3, 1995, by and between the
             Registrant and The WH & NC Eighteen Corporation.

10.13 (3)    First Amendment to Purchase Agreement dated September 30, 1996, by and among the Registrant, International Turbo Center, Inc., and Enviromotive, Inc.

10.14 (5)    Products Distribution Agreement dated December 1, 1996, by and between the Registrant and Snap-on Tools Japan K.K.

10.15 (5)    Products Distribution Agreement dated January 6, 1997, by and between the Registrant and China Motor-Vehicle Safety Appraisal
             and Inspection Center.

10.16 (1)    Products Distribution Agreement dated January 27, 1995, by and between the Registrant and DeCarbon Pty. Ltd.

10.17 (1)    Supplier Purchase Agreement dated April 10, 1995, by and between the Registrant and Snap-on Incorporated.

10.18 (1)    Exclusive Distribution Agreement dated April 10, 1995, by and between the Registrant and Snap-on Incorporated.

10.19 (1)    Products Distribution Agreement dated November 16, 1995, by and between the Registrant and Automotive Diagnostics.

10.20 (1)    Letter Agreement dated February 12, 1996, by and among the
             Registrant, Enviromotive, Inc., and International Turbo Center,
             Inc.

10.21 (1)    Standard Industrial Lease--Multi-Tenant dated November 29,
             1995, by and between Northern McFadden Limited Partnership, an
             Illinois limited partnership, and the Registrant.

10.22 (4)    Products Distribution Agreement dated March 28, 1996, by and between the Registrant and Cameo (QLD) Pty. Ltd.

10.23 (1)+   Employment Agreement dated October 24, 1994, by and between the
             Registrant and Lee William Melody, as amended as of November 3,
             1995.

10.24 (1)    Employment Agreement dated as of November 20, 1995 by and between the Registrant and Michael G. Arkell.

10.25 (1)    Offer Letter to Michael G. Hosch dated December 16, 1992, from the
             Registrant, as amended by Memorandum dated March 21, 1995.

10.26 (1)    Form of Indemnity Agreement entered into with each of the
             Registrant's officers and directors.

10.27 (1)    Amendment to Stockholders Voting Agreement dated March 8, 1996, by and among the Registrant, Erin Mills International Investment
             Corporation, George H. David and Robert G. Reese.

10.28 (1)    Purchase Agreement dated February 22, 1996, but made effective as of December 31, 1995, by and among the Registrant, International
             Turbo Center, Inc. and Enviromotive, Inc.

10.29 (1)    MotorVac Technologies, Inc. Cash Bonus Plan.

10.30 (1)    Letter Agreement dated April 5, 1996, between the Registrant and
             Shrader Packaging Co., Inc. amending the Exclusive Supply Agreement and granting a right of first refusal to the Registrant.

10.31 (5)    Settlement Agreement and Mutual Release dated January 6, 1997, by and between the Registrant, DeCarbon Australia Pty. Ltd., Carbon
             Clean Corporation Pty. Ltd., Carbon Tune Pty. Ltd., Chris Somas,
             Roydn Sweet and Jim Litis (collectively "DeCarbon").

10.32 (5)    First Amendment and Modification to Settlement Agreement and Mutual
             Release, by and between the Registrant and DeCarbon, dated
             January 4, 1997.

10.33 (5)    Second Amendment and Modification to Settlement Agreement and
             Mutual Release, by and between the Registrant and DeCarbon, dated January 7, 1997.


10.34 (5)    Letter Agreement confirming settlement between the Registrant and
             Lee W. Melody on the one hand, and Robert L. Fisher and ETCO on the other hand, dated March 14, 1997.

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

10.36 (3)    Products Distribution Agreement dated September 15, 1996, by and between the Registrant and Cartek International, Inc.

10.37 (1)    Letter Agreement dated as of December 31, 1995, between the
             Registrant and EMIIC amending certain promissory notes and waiving certain defaults thereunder.

10.38 (5)    Settlement Agreement and Mutual Release dated March 27, 1997, by and between Lee W. Melody and the Registrant on the one side, and
             Robert L. Fisher and ETCO on the other.

10.39 Employment Agreement dated as of November 13, 1997, by and between the Registrant and David P. Nelson.

10.40 Termination Agreement dated as of September 26, 1997, by and between Registrant and Allan T. Maguire.

11.1         Statement of Calculation of Net Loss Per Share and Supplementary
             Net Loss Per Share.

24.1         Power of Attorney.  Reference is made to page 27.

27.1         Financial Data Schedule in accordance with Article 5 of
             Regulation SX.

27.2         Financial Data Schedule in accordance with Article 5 of
             Regulation SX, restated for year-end 1996 and quarters ended
             June 30, 1996 and September 30, 1996.

27.3         Financial Data Schedule in accordance with Article 5 of
             Regulation SX, restated for quarters ended March 31, 1997,
             June 30, 1997 and September 30, 1997.

------------------

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

(5) Previously filed as an exhibit to Form 10-KSB for the year ended December 31, 1996, and incorporated herein by reference.

+     Indicates a management contract or compensatory plan or arrangement.

                           MOTORVAC TECHNOLOGIES, INC.



                       FINANCIAL STATEMENTS FOR THE YEARS
                      ENDED DECEMBER 31, 1997 AND 1996 AND
                          INDEPENDENT AUDITORS' REPORT

                          INDEX TO FINANCIAL STATEMENTS

                                                                                   PAGE

INDEPENDENT AUDITORS' REPORT                                                       F-3

FINANCIAL STATEMENTS:

Balance sheets as of December 31, 1997 and 1996                                    F-4

Statements of operations for the years ended December 31, 1997 and 1996            F-5

Statements of stockholders' equity for the years ended December 31, 1997 and 1996  F-6

Statements of cash flows for the years ended December 31, 1997 and 1996            F-7

Notes to financial statements                                                      F-8


INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of MotorVac Technologies, Inc.:


We have audited the accompanying balance sheets of MotorVac Technologies, Inc. (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of MotorVac Technologies, Inc. as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Costa Mesa, California
March 7, 1998

                            MOTORVAC TECHNOLOGIES, INC.
                                  BALANCE SHEETS

                                                                                DECEMBER 31,        DECEMBER 31,
                                                                                    1997                1996
                                                                                ------------        ------------
                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (Note 6)                                            $  1,665,120        $  2,559,989
  Accounts Receivable, net of allowance for doubtful accounts
    of $43,542 (December 31, 1997) and  $14,952 (December 31, 1996)                1,763,212           1,220,029
  Inventories, net of reserve of $69,610 (December 31, 1997)
     and $40,000 (December 31, 1996) (Note 3)                                      1,197,544           1,165,411
  Other Current Assets - (including deposits with vendors of $133,565 at
    December 31, 1997, and $345,779 at December 31, 1996)                            394,100             459,465
                                                                                ------------        ------------
  Total Current Assets                                                             5,019,976           5,404,894

PROPERTY AND EQUIPMENT, net (Note 4)                                                 231,928             259,651

INTANGIBLE ASSETS, net of accumulated amortization of
  $867,064 (December 31, 1997) and $516,983 (December 31, 1996) (Note 2)             957,379           1,307,460


OTHER ASSETS                                                                          17,227              17,227
                                                                                ------------        ------------

                                                                                $  6,226,510        $  6,989,232
                                                                                ============        ============

             LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Other Current Liabilities (Note 5)                       $  1,105,243        $    894,612
  Short-term note payable to bank (Note 6)                                           250,000           1,500,000
                                                                                ------------        ------------
       Total Current Liabilities                                                   1,355,243           2,394,612


COMMITMENTS AND CONTINGENCIES (Note 7)


STOCKHOLDERS' EQUITY (Notes 1, 11 and 12):
  Common stock, $.01 par value; 10,000,000 shares authorized;
    4,514,918 issued and outstanding                                                  45,149              45,149
  Additional paid-in capital                                                      16,523,553          16,523,553
  Employee Stock Loans                                                               (35,161)
  Accumulated Deficit                                                            (11,662,274)        (11,974,082)
                                                                                ------------        ------------

  Total Stockholders' Equity                                                       4,871,267           4,594,620
                                                                                ------------        ------------

                                                                                $  6,226,510        $  6,989,232
                                                                                ============        ============

                 (See Accompanying Notes to Financial Statements)

                          MOTORVAC TECHNOLOGIES, INC.
                            Statements of Operations



                                                        YEAR ENDED         YEAR ENDED
                                                        DECEMBER 31,       DECEMBER 31,
                                                            1997              1996
                                                        -----------        -----------
NET SALES (Note 13)                                     $ 9,875,739        $ 8,242,735

COST OF SALES                                             5,618,286          5,026,486
                                                        -----------        -----------
GROSS PROFIT                                              4,257,453          3,216,249

OPERATING EXPENSES (Note 7)                               3,983,205          4,338,332
                                                        -----------        -----------
INCOME (LOSS) FROM OPERATIONS                               274,248         (1,122,083)

INTEREST (INCOME) EXPENSE NET (Note 9)                      (41,696)           157,751
                                                        -----------        -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES             315,944         (1,279,834)

PROVISION FOR INCOME TAXES (Note 8)                           4,136              1,256
                                                        -----------        -----------
NET INCOME (LOSS)                                       $   311,808        $(1,281,090)
                                                        ===========        ===========

BASIC EARNINGS (LOSS) PER SHARE                         $      0.07        $     (0.31)
                                                        ===========        ===========
WEIGHTED AVERAGE SHARES USED TO CALCULATE BASIC
  EARNINGS (LOSS) PER SHARE                               4,514,918          4,140,845
                                                        ===========        ===========
DILUTED EARNINGS (LOSS) PER SHARE                       $      0.07        $     (0.31)
                                                        ===========        ===========
WEIGHTED AVERAGE SHARES USED TO CALCULATE DILUTED
  EARNINGS (LOSS) PER SHARE                               4,514,918          4,140,845
                                                        ===========        ===========

SUPPLEMENTARY DATA (Note 1)
  Historical data                                                          $(1,281,090)
  Pro forma reduction in interest expense                                      132,416
                                                                           -----------
PRO FORMA NET LOSS                                                         $(1,148,674)
                                                                           ===========
PRO FORMA NET LOSS PER SHARE AND COMMON
  EQUIVALENT SHARES                                                        $     (0.28)
                                                                           ===========
PRO FORMA WEIGHTED AVERAGE OUTSTANDING COMMON AND
  COMMON EQUIVALENT SHARES                                                   4,165,481
                                                                           ===========


                (See Accompanying Notes to Financial Statements)

                           MOTORVAC TECHNOLOGIES, INC.
                       Statements of Stockholders' Equity


                                             SERIES A               SERIES B
                                          PREFERRED STOCK        PREFERRED STOCK        COMMON STOCK           ADDITIONAL
                                          ---------------        ---------------      -----------------         PAID-IN
                                         SHARES     AMOUNT      SHARES    AMOUNT      SHARES     AMOUNT         CAPITAL
                                         ------     ------      ------    ------      ------     ------         -------
BALANCE, January 1, 1996                 95,295      $953       54,300     $543      948,000    $ 9,480      $ 6,995,448


Issuance of Common Stock to                                                          820,521      8,205        4,402,095
  EMIIC in exchange for Debt

Exchange of Series A Preferred
  Stock for Common Stock (Note 11)      (95,295)      (953)                          966,247      9,662           (8,709)

Exchange of Series B Preferred
 Stock for Common Stock (Note 11)                              (54,300)    (543)     570,150      5,702           (5,159)

Issuance of Shares on Initial Public
  Offering                                                                         1,210,000     12,100        5,139,878

Net Loss

                                         ------      ----       ------     ----    ---------    -------      -----------
BALANCE, December 31, 1996                   --        --           --       --    4,514,918     45,149       16,523,553

Net Income

Employee Stock Loans

                                         ------      ----       ------     ----    ---------    -------      -----------
BALANCE, December 31, 1997                                                         4,514,918    $45,149      $16,523,553
                                         ======      ====       ======     ====    =========    =======      ===========



                                          EMPLOYEE
                                           STOCK        ACCUMULATED
                                           LOANS          DEFICIT           TOTAL
                                           -----          -------           -----
BALANCE, January 1, 1996                               $(10,692,992)     $(3,686,568)


Issuance of Common Stock to                                                4,410,300
  EMIIC in exchange for Debt

Exchange of Series A Preferred
  Stock for Common Stock (Note 11)                                                 0

Exchange of Series B Preferred
 Stock for common stock (note 11)                                                  0

Issuance of Shares on Initial Public
  Offering                                                                 5,151,978

Net Loss                                                 (1,281,090)      (1,281,090)

                                          ----------   -------------     ------------
BALANCE, December 31, 1996                              (11,974,082)       4,594,620

Net Income                                                  311,808          311,808

Employee Stock Loans                        (35,161)                         (35,161)

                                          ----------   -------------     ------------
BALANCE, December 31, 1997                 $(35,161)   $(11,662,274)      $4,871,267
                                          ==========   =============     ============



                (See Accompanying Notes to Financial Statements)

                           MOTORVAC TECHNOLOGIES, INC
                            STATEMENTS OF CASH FLOWS


                                                                         YEAR ENDED         YEAR ENDED
                                                                         DECEMBER 31,       DECEMBER 31,
                                                                             1997               1996
                                                                         -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                        $   311,808        $(1,281,090)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                              463,776            467,080
  Discounts earned for early payment to ex-licensor                                             (79,993)
  Net change in operating assets and liabilities:
    Accounts receivable                                                     (543,183)          (446,700)
    Inventories                                                              (32,133)           (56,161)
    Other                                                                     65,365           (284,914)
    Interest payable to related parties                                                        (649,901)
    Accounts payable and other current liabilities                           210,631           (469,878)
                                                                         -----------        -----------
      Net cash provided by (used in) operating activities                    476,264         (2,801,557)

CASH FLOWS FROM INVESTING ACTIVITY -
  Purchase of property and equipment                                         (85,972)           (73,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of 1,210,000 common shares                                       5,151,978
  Proceeds from issuance of notes payable to related parties                                    680,000
  Payments of notes payable to related parties                                               (1,543,572)
  Payments to ex-licensor                                                                      (358,552)
  Advances to employees for stock purchases                                  (35,161)
  Proceeds from (repayment) issuance of notes payable to bank             (1,250,000)         1,500,000
                                                                         -----------        -----------
    Net cash (used in) provided by financing activities                   (1,285,161)         5,429,854
                                                                         -----------        -----------
NET (DECREASE) INCREASE IN CASH                                             (894,869)         2,554,981

CASH AND CASH EQUIVALENTS, beginning of year                               2,559,989              5,008
                                                                         -----------        -----------
CASH AND CASH EQUIVALENTS, end of year                                   $ 1,665,120        $ 2,559,989
                                                                         ===========        ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid                                                        $    62,338        $   930,127
                                                                         ===========        ===========
    Income taxes paid                                                    $     1,309        $     1,256
                                                                         ===========        ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:

    Conversion of Series A preferred stock to common stock, net                            $ 4,659,499
                                                                                            ===========
    Conversion of Series B preferred stock to common stock, net                            $ 2,170,425
                                                                                            ===========
    Conversion of notes payable to related parties to common stock                          $ 4,410,300
                                                                                            ===========

                (See Accompanying Notes to Financial Statements)

                           MOTORVAC TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

1.      GENERAL

        Incorporation - MotorVac Technologies, Inc. (the "Company") was incorporated under the general corporation law of the State of Delaware on June 19, 1992 as CarbonClean Corporation ("CCC"). On March 12, 1993, CCC changed the name of the corporation to MotorVac Technologies, Inc.

        Line of Business - The Company designs, develops, assembles, markets and sells the MotorVac CarbonClean System, the TransTech System and proprietary detergent primarily to the automotive after-market industry through various distribution channels both in the U.S. and Canada under the trade name MotorVac, and outside the U.S. and Canada under the trade name CarbonClean.

        Fiscal Year - In January 1996, the Company's Board of Directors elected to change the Company's year-end for financial reporting purposes to December 31, effective December 31, 1995. The Company continues to report on a March 31 year-end for income tax purposes.

        Stock Split - The Company's Board of Directors and stockholders approved a 1-for-.316 reverse stock split of its common stock on February 29, 1996. All share and per share amounts for 1996 included in the accompanying financial statements have been restated to reflect the reverse stock split.

        Initial Public Offering - The Company closed an initial public offering on May 1, 1996, and the overallotment on June 13, 1996, in which the Company sold 1,100,000 and 110,000 shares of common stock, respectively. Immediately prior to the closing of the initial public offering, the holders of the Series A preferred stock and Series B preferred stock converted that stock into 966,247 and 570,150 shares of common stock, respectively. At the same time, the Erin Mills International Investment Corporation ("EMIIC"), a related party, converted $4,410,300 of debt payable by the Company into 820,521 shares of common stock.

        Supplementary Net Loss - Supplementary net loss for the year ended December 31, 1996 represents the results of operations adjusted to reflect the impact of the elimination of interest expense related to the $4,410,300 in debt due EMIIC, and The WH & NC Eighteen Corporation ("WH & NC"), an affiliate of EMIIC, which was exchanged for common stock immediately prior to the consummation of the initial public offering.

        Supplementary Net Loss Per Common and Common Equivalent Share - Supplementary net loss per common and common equivalent share for 1996 is computed by dividing supplementary net loss by the weighted average number of shares of common stock outstanding during the period. Weighted average common shares include common stock, options for the purchase of stock issued during the respective period using the treasury stock method, and the conversion of all outstanding shares of Series A and B preferred stock into shares of common stock, the assumed issuance of 820,521 shares of common stock by the Company to effect the exchange (using an initial offering price of $5.375 per share) of $4,410,300 in borrowings and the issuance of 83,034 shares of common stock which would be necessary to generate gross proceeds of $446,309 of pro forma interest expenses due EMIIC and WH & NC.

                           MOTORVAC TECHNOLOGIES, INC.

                        NOTES TO FINANCIAL STATEMENTS FOR
                   THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                   (Continued)

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

        Net Income Per Common Share - The Company adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share," for the year ended 1997, and retroactively restated for the year ended 1996 to conform with SFAS No. 128 as required. Basic net earnings (loss) per common share is computed as net income divided by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed as net income divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period and assumes conversion into common stock at the beginning of each period of all outstanding shares of convertible preferred stock.

        Depreciation and Amortization - Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:


               Computer equipment and software  5 years
               Machinery and equipment          5 years
               Furniture and fixtures           5 years
               Leasehold improvements         Lesser of life of lease or 5 years


        Intangible Assets - Intangible assets, consisting of organization costs and a covenant not-to-compete, are stated at cost and amortized using the straight-line method over the lesser of five years or the useful life of the asset. The Company has certain patents, trademarks and other rights that are amortized using the straight-line method over five years or 3% of net sales, if greater in any year. The recoverability of intangibles is measured based on gross profit margin on the sale of related products and is evaluated annually.

                           MOTORVAC TECHNOLOGIES, INC.

                        NOTES TO FINANCIAL STATEMENTS FOR
                   THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                   (Continued)


        Income Taxes - The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets (if realizable) and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        Recent Accounting Pronouncements - For the years beginning January 1, 1998, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company is reviewing the impact of such statements on its financial statements.

        Reclassification - Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

3.      INVENTORIES

        Inventories, which include materials, supplies, labor and manufacturing overhead, are summarized as follows:

                                                 1997           1996
                                            -----------     -----------
               Materials and supplies       $   755,079     $   710,174
               Work in process                   17,069          74,902
               Finished product                 495,006         420,335
               Reserve                          (69,610)        (40,000)
                                            -----------     -----------
                                            $ 1,197,544     $ 1,165,411
                                            ===========     ===========


4.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                      1997                1996
                                                   ---------           ---------
               Computer equipment and software     $ 241,232           $ 212,872
               Machinery and equipment               226,826             145,260
               Furniture and fixtures                164,881             188,835
               Leasehold improvements                  2,434               2,434
                                                   ---------           ---------
                                                     635,373             549,401
               Less accumulated depreciation and
                amortization                        (403,445)           (289,750)
                                                   ---------           ---------
                                                   $ 231,928           $ 259,651
                                                   =========           =========

                           MOTORVAC TECHNOLOGIES, INC.

                        NOTES TO FINANCIAL STATEMENTS FOR
                   THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                   (Continued)

5.      ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES


        Accounts payable and other current liabilities consist of the following:

                                                1997            1996
                                            -----------        --------
               Accounts payable              $  818,955        $632,431
               Other current liabilities        286,288         262,181
                                             ----------        --------
                                             $1,105,243        $894,612
                                             ==========        ========

6.      SHORT-TERM NOTE PAYABLE

        Short-term note payable consists of a note payable to Imperial Bank. The note is collateralized by a $1,500,000 certificate of deposit on deposit with the bank. Interest is payable monthly at prime (8.5% at December 31, 1997).
        Principal is due March 31, 1998.


7.      COMMITMENTS AND CONTINGENCIES

        Leases - The Company leases an office and manufacturing facility under an operating lease.

        Future minimum annual payments on the noncancelable facility lease are as follows:

               Year ending December 31:
                      1998                          $ 128,221
                      1999                            133,980
                                                    ---------
                                                    $ 262,201
                                                    =========


        Under the lease agreement, the Company is required to pay various expenses including maintenance, insurance, utility costs and property taxes. Rental expense amounted to $136,326 and $109,403 for the years ended December 31, 1997 and 1996, respectively.

        Employment Contracts - The Company has entered into employment contracts with four officers of the Company. Such contracts provide for minimum annual salaries aggregating $475,000 at December 31, 1997. The contracts have one-year or multiple-year automatic renewals based on the Company's failing to give "Notice of Non-Renewal" sixty (60) days before the expiration of such contracts. In the event of termination of a contract by the Company without cause, the Company would be required to pay continuing salary payments for specified periods in accordance with the contracts.

                           MOTORVAC TECHNOLOGIES, INC.

                        NOTES TO FINANCIAL STATEMENTS FOR
                   THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                   (Continued)

        Litigation Recovery - During the year ended December 31, 1997, the Company received a litigation settlement and insurance reimbursements totaling $344,000 relating to a lawsuit between itself and DeCarbon Australia Pty. Ltd., et al., that was settled in the Company's favor. These amounts are included in operating expenses in the accompanying financial statements.


8.      INCOME TAXES

        The components of the federal and state income tax expense are as follows:


                                 1997         1996
                                ------       ------
               Current:
                  Federal       $2,571       $    0
                  State          1,565        1,256
                                ------       ------

                                 4,136        1,256
                                ------       ------

               Deferred:
                  Federal            0            0
                  State              0            0
                                ------       ------


                                     0            0
                                ------       ------


               Total            $4,136       $1,256
                                ======       ======

        Taxes on income vary from the statutory Federal income rate applied to earnings before taxes on income taxes as follows:


                                                                           1997           1996
                                                                        ---------        ---------
               Statutory federal income tax rate (35%)
               applied to earnings and before income taxes              $ 110,581        $(447,942)
               State income taxes, net of federal benefits                 16,682          (78,556)
               Change in valuation allowance                             (124,614)         447,874
               Benefits of lower federal income tax rate                   (3,159)          12,798
               Reduction in state tax carryforwards                                         75,923
               Miscellaneous permanent items                               21,413            5,681
               Other                                                      (16,767)         (14,522)
                                                                        ---------        ---------


                                                                        $   4,136        $   1,256
                                                                        =========        =========

                           MOTORVAC TECHNOLOGIES, INC.

                        NOTES TO FINANCIAL STATEMENTS FOR
                   THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                   (Continued)

        Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation reserves at December 31, 1997:


                                                               1997              1996
                                                           -----------        -----------
        Deferred tax assets:
           Net operating loss carryforwards                $ 3,214,019        $ 3,538,841
           Capitalized costs                                   419,122            359,595
           Accruals and reserves                               103,747             81,939
           Property and equipment                               42,399              6,947
           Other                                                 4,613              4,150
                                                           -----------        -----------

                      Total deferred tax assets              3,783,900          3,991,472
        Less valuation allowance                            (3,750,155)        (3,874,769)
                                                           -----------        -----------
        Deferred tax assets, net                                33,745            116,703

        Deferred tax liabilities:

           Capitalized costs                                                     (116,703)
           Prepaids                                            (33,745)
                                                           -----------        -----------

                      Total deferred tax liabilities           (33,745)          (116,703)
                                                           -----------        -----------

        Net deferred tax asset (liability)                 $         0        $         0
                                                           ===========        ===========


        The Company has fully reserved for net deferred tax assets whose realization depends on future taxable income. The valuation allowance decreased by $124,614 during 1997 and increased by $404,264 during 1996.

        As of December 31, 1997, the Company has tax net operating loss carryforwards available to offset taxable income of approximately $8,899,000 and $3,227,000 for federal and state purposes, respectively. The federal and state net operating loss carryforwards begin expiring in 2007 and 1998, respectively. The Company also has federal and California research and development credit carryovers of approximately $41,000 and $16,000, respectively, which begin expiring in 2007.

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

                           MOTORVAC TECHNOLOGIES, INC.

                        NOTES TO FINANCIAL STATEMENTS FOR
                   THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                   (Continued)

9.      RELATED-PARTIES TRANSACTIONS

        For the years ended December 31, 1997 and 1996, the Company recorded interest expense due to related parties of $0 and $280,905, respectively, which is recorded in interest (income) expense in the accompanying financial statements. All accrued interest payable due related parties was paid during the year ended December 31, 1996.


10.     NOTES RECEIVABLE FROM COMPANY EXECUTIVES

        In December 1997, the Company executed notes payable from five of its top executives in the principal amount of $35,161. The proceeds were used by the executives to purchase shares of Company common stock on the open market. The notes, which carry an interest rate of 5.69%, are due the earlier of three years from date of advance or the date the executive terminates for any reason. The notes are collateralized by the shares purchased. The notes receivable are treated as a contra-equity account in the accompanying balance sheet.


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

        In conjunction with the issuance of Series B preferred shares, the Company issued warrants to purchase 5,500 shares of Series B preferred stock at $50 per share at any time through October 1998. At December 31, 1997, all the warrants were outstanding and exercisable. No value has been ascribed to such warrants.

        Initial Public Offering - The holders of Series A preferred stock and Series B preferred stock converted such stock into 966,247 and 570,150 shares of common stock, respectively, immediately prior to the consummation of the initial public offering.

                           MOTORVAC TECHNOLOGIES, INC.

                        NOTES TO FINANCIAL STATEMENTS FOR
                   THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                   (Continued)


12.     STOCK INCENTIVE AWARD PLAN

        In 1994, the Company adopted the 1994 Stock Incentive Award Plan (the 1994 Plan). The Company has reserved an aggregate of 126,400 shares of common stock for issuance under the Plan. All options were granted at fair market value at the date of grant. On February 9, 1996, the Company's Board of Directors approved the 1996 Stock Incentive Award Plan (the "Incentive Plan") and the 1996 Director Stock Plan (the "Director Plan"). These plans provide for the Company to issue options to purchase up to 325,000 and 50,000 shares, respectively, of the Company's common stock at fair market value on the date of grant. All options granted have been granted in accordance with the provisions of the 1994 Plan and the Incentive Plan. Provisions of the plans call for options to be granted at the estimated fair market value which is generally the average of the bid and ask price on the day of the grant. As of December 31, 1997, options representing 127,567 shares were exercisable. Subsequent to December 31, 1995 but prior to consummation of the initial public offering, all options were granted at $5.10, which reflected fair market value at that time.

        Stock option activity for the years ended December 31, 1997 and 1996 is as follows:


                                                   NUMBER OF        PRICE PER
                                                   SHARES           SHARE
                                                   ---------        ----------
               BALANCE, January 1, 1996            116,506          $ 5.10

               Granted                             288,594          $ 5.10   to $6.125

               Options lapsed                       (8,660)         $ 5.10
                                                   -------

               BALANCE, December 31, 1996          396,440          $ 5.10   to $6.125


               Granted                              28,176          $ 2.81   to $4.69

               Options lapsed                      (67,046)         $ 5.10   to $5.38
                                                   -------

               BALANCE, December 31, 1997          357,570
                                                   =======


        As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

        SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models,

                           MOTORVAC TECHNOLOGIES, INC.

                        NOTES TO FINANCIAL STATEMENTS FOR
                   THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                   (Continued)


        even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life, 120 months following grant (except for 44 months on 13,930 shares); stock volatility, 47% to 69% in 1997, 32% in 1996; risk-free interest rates, 6.2% to 6.7% in 1997, 5.5%
        in 1996; and no dividends during the expected term. Forfeitures are recognized as they occur. If the computed fair values of the 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $208,516 ($0.05 per share) in 1997, and net loss would have been $1,386,513 ($0.33 loss per share) in 1996. However, the impact of outstanding stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

        The weighted average remaining contractual life and weighted average exercise price are 7.6 years and $5.33, respectively. The weighted average fair value of options granted during the years ended December 31, 1997 and December 31, 1996 was $2.76 and $2.83, respectively.


13.     CONCENTRATION OF NET SALES

        Approximately 72% and 59% of the Company's net sales were made to one customer during the years ended December 31, 1997 and 1996, respectively. A decision by this customer to decrease the amount purchased from the Company or to cease distributing the Company's products could have a material adverse effect on the Company's financial conditions and results of operations.

        The Company sells its products through distributors in the domestic (defined as U.S. and Canada) and the international marketplace. For the years ended December 31, 1997 and 1996, net sales by region were as follows:


                                                 YEAR             YEAR
                                                ENDED             ENDED
                                              DECEMBER 31,      DECEMBER 31,
                                                 1997              1996
                                              ----------        ----------
        North America                         $7,293,614        $5,870,757
        South and Central America                505,193           292,721
        Europe                                   272,796           286,260
        Middle East and Africa                    24,008           140,627
        Asia                                   1,780,128         1,652,370
                                              ----------        ----------
                                              $9,875,739        $8,242,735
                                              ==========        ==========