Form 10QSB
period 1998-03-31
MOTORVAC TECHNOLOGIES INC
filed 1998-05-15
CIK 915846

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                        Date                Outstanding
Common Stock, $.01 par value            March 31, 1998            4,514,918

Transitional Small Business Disclosure Format (check one);
Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              MOTORVAC TECHNOLOGIES
                                 BALANCE SHEETS

                                                                                 MARCH 31,          DECEMBER 31,
                                                                                   1998                 1997
                                                                               ------------        ------------
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $  1,641,430        $  1,665,120
  Accounts Receivable, net of allowance for doubtful accounts
    $65,161 (March 31, 1998) and $43,542 (December 31, 1997)                      2,122,109           1,763,212
  Inventories, net of reserve of $92,353 (March 31, 1998)
     and $69,610 (December 31, 1997)                                              1,141,371           1,197,544
  Other Current Assets - (including deposits with vendors of $196,210 at
    March 31, 1998, and $133,585 at December 31, 1997)                              480,111             394,100
                                                                               ------------        ------------
      Total Current Assets                                                        5,385,021           5,019,976

PROPERTY AND EQUIPMENT, net                                                         248,187             231,928

INTANGIBLE ASSETS, net of accumulated amortization of
  $946,587 (March 31, 1998)  and $867,064 (December 31, 1997)                       877,856             957,379


OTHER ASSETS                                                                         17,227              17,227
                                                                               ------------        ------------

                                                                               $  6,528,291        $  6,226,510
                                                                               ============        ============

             LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Other Current Liabilities                               $  1,036,024        $  1,105,243
  Short-term note payable to bank                                                   575,000             250,000
                                                                               ------------        ------------
       Total Current Liabilities                                                  1,611,024           1,355,243


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS'  EQUITY:
  Common stock, $.01 par value; 10,000,000 shares authorized;
    4,514,918 issued and outstanding                                                 45,149              45,149
  Additional paid-in capital                                                     16,523,553          16,523,553
  Employee Stock Loans                                                              (53,091)            (35,161)
  Accumulated Deficit                                                           (11,598,344)        (11,662,274)
                                                                               ------------        ------------
  Total Stockholders' Equity                                                      4,917,267           4,871,267
                                                                               ------------        ------------

                                                                               $  6,528,291        $  6,226,510
                                                                               ============        ============


                 (See Acompanying Notes to Financial Statements)

                           MOTORVAC TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS



                                                              THREE MONTHS ENDED
                                                        -----------------------------
                                                          MARCH 31,         MARCH 31,
                                                            1998              1997
                                                        -----------       -----------
NET SALES                                               $ 3,083,615       $ 2,026,783

COST OF SALES                                             1,720,211           949,201
                                                        -----------       -----------
GROSS PROFIT                                              1,363,404         1,077,582

OPERATING EXPENSES                                        1,312,220           938,613
                                                        -----------       -----------
INCOME FROM OPERATIONS                                       51,184           138,969

INTEREST INCOME, NET                                         16,246             4,034
                                                        -----------       -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                     67,430           143,003

PROVISION FOR INCOME TAXES                                    3,500              (800)
                                                        -----------       -----------
NET INCOME                                              $    63,930       $   143,803
                                                        ===========       ===========

BASIC EARNINGS PER SHARE                                $      0.01       $      0.03
                                                        ===========       ===========
WEIGHTED AVERAGE SHARES USED TO CALCULATE BASIC
  EARNINGS PER SHARE                                      4,514,918         4,514,918
                                                        ===========       ===========
DILUTED EARNINGS PER SHARE                              $      0.01       $      0.03
                                                        ===========       ===========
WEIGHTED AVERAGE SHARES USED TO CALCULATE DILUTED
  EARNINGS PER SHARE                                      4,514,987         4,514,918
                                                        ===========       ===========



                 (See Acompanying Notes to Financial Statements)

                           MOTORVAC TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS


                                                                            THREE MONTHS ENDED
                                                                    ------------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                        1998               1997
                                                                    -----------        -----------
CASH FLOWS  FROM OPERATING ACTIVITIES:
Net Income                                                          $    63,930        $   143,803
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                         104,677            119,784

  Net change in operating assets and liabilities:
    Accounts receivable                                                (358,897)           (77,175)
    Inventories                                                          56,173            (64,832)
    Other current assets                                                (86,011)            82,059

    Accounts payable and other current liabilities                      (69,219)           104,886
                                                                    -----------        -----------

      Net cash (used in) provided by operating activities              (289,347)           308,525

CASH FLOWS FROM INVESTING ACTIVITY:
  Purchase of property and equipment                                    (41,413)           (12,542)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Advances to employees for stock purchases                             (17,930)                 0
  Proceeds from issuance (repayment) of notes payable to bank           325,000           (300,000)
                                                                    -----------        -----------
      Net cash provided by (used in) financing activities               307,070           (300,000)
                                                                    -----------        -----------

NET DECREASE IN CASH                                                    (23,690)            (4,017)

CASH AND CASH EQUIVALENTS, beginning of period                        1,665,120          2,559,989
                                                                    -----------        -----------
CASH AND CASH EQUIVALENTS, end of period                            $ 1,641,430        $ 2,555,972
                                                                    ===========        ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                   $     7,319        $    28,256
                                                                    ===========        ===========

    Income taxes paid                                               $     3,350        $         0
                                                                    ===========        ===========


                (See Accompanying Notes to Financial Statements)

        Notes to Unaudited Consolidated Financial Statements
        (for the Quarter Ended March 31, 1998):

1.      Basis of Presentation

        The information set forth in these consolidated financial statements as of March 31, 1998 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MotorVac Technologies, Inc. (the "Company" or "MTI") for the period indicated. Results of operations for the interim period ended March 31, 1998 are not necessarily indicative of the results of operations for the full fiscal year.

        Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the current fiscal year's presentation.

        Certain information normally included in footnote disclosures to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.


2.      Legal Proceedings

        As of March 31, 1998, the Company is involved in an arbitration proceeding. See Part II, Item 1, of this Form 10-QSB. While the Company's future liability with respect to these matters cannot be predicted with certainty, it is the opinion of management, after consultation with outside counsel, that any liability from such proceedings or claims known to the Company, whether asserted or unasserted, would not have a material adverse effect on the financial position or operations of the Company.

3.      Inventories

        Inventories, which include materials, supplies, labor and manufacturing overhead, are summarized as follows:

                                         March 31, 1998   December 31, 1997
                                         ---------------  -----------------
         Materials and supplies              621,563           755,079

         Work in process                      17,069            17,069

         Finished product                    595,092           495,006

         Reserve                             (92,353)          (69,610)
                                          ----------        ----------

                                           1,141,371         1,197,544
                                          ==========        ==========


4.      Recent Accounting Pronouncements

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," applicable to entities with other comprehensive income. This pronouncement is effective for the year beginning January 1, 1998. The Company had no items of other comprehensive income, as defined, for the three months ended March 31, 1998 or 1997.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires that the Company report certain information about operating segments. This pronouncement is effective for the year beginning January 1, 1998. The Company designs, assembles, markets and sells products to the automotive after-market industry. This is considered to be the Company's only reportable operating segment.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

        MotorVac Technologies, Inc. (the "Company") designs, develops, assembles, markets and sells the MotorVac CarbonClean System for the diagnosis, maintenance and repair of internal combustion engine fuel systems and the TransTech System for the replacement of automatic transmission fluid, primarily for the automotive after-market repair and service industry. The Company markets and sells its fuel system cleaning machines, transmission service machines and detergents through various distribution channels, both in the United States and Canada ("Domestic") under the trade name MotorVac, and outside the United States and Canada ("International") under the trade name CarbonClean.

        The following discussion and analysis addresses the results of the Company's operations for the three months ended March 31, 1998, as compared to the Company's results of operations for the three months ended March 31, 1997.

        This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may experience significant fluctuations in future operating results due to a number of factors, including, among other things, the size and timing of customer orders, new or increased competition, delays in new product enhancements and new product introductions, quality control difficulties, changes in market demand, market acceptance of new products, product returns, seasonality in product purchases by distributors and end users, pricing trends in the automotive after-market industry in general and in the specific markets in which the Company is active, as well as those discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. Any of these factors could cause operating results to vary significantly from prior periods. Significant variability in orders during any period may have a material adverse impact on the Company's cash flow or work flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

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


RESULTS OF OPERATIONS

   Comparison of Three Months Ended March 31, 1998 and 1997

        Net Sales. Net sales for the three months ended March 31, 1998 increased $1,056,832 (approximately 52%) to $3,083,615 from $2,026,783 for the three months ended March 31, 1997. This sales increase was due primarily to Domestic sales of the Company's new TransTech product.

        For the three months ended March 31, 1998, Domestic sales were $2,309,021 and International sales were $774,594. For the three months ended March 31, 1997, Domestic sales were $1,268,734, and International sales were $758,049.

        Cost of Sales. Cost of sales for the three months ended March 31, 1998 increased by $771,010 (approximately 81%) to $1,720,211 from $949,201 for the three months ended March 31, 1997. The primary reason for the increase was increased costs related to the sales increase described above.

        Gross Profit. Gross profit for the three months ended March 31, 1998 increased by $285,822 (approximately 27%) to $1,363,404 from $1,077,582 for the three months ended March 31, 1997. The primary reason for the increase was the sales increase discussed above. Gross profit, as a percentage of sales, decreased approximately 9% to 44.2% for quarter ended March 31, 1998, from 53% for the quarter ended March 31, 1997. The decrease was primarily attributable to increased sales of relatively lower margin products in the current quarter compared to the first quarter of 1997 and increased warranty costs, as a percentage of sales, accrued in the current quarter compared to the quarter ended March 31, 1997

        Operating Expenses. Operating expenses increased by $373,607 (approximately 40%) from $938,613 for the three months ended March 31, 1997, to $1,312,220 for the three months ended March 31, 1998. The increase was primarily attributable to approximately $103,000 in net litigation recovery recognized in the quarter ended March 31, 1997, as well as increased sales expenses and support costs incurred in the quarter ended March 31, 1998 in connection with the sales increase described above.

        Interest. Net interest income for the three months ended March 31, 1998 of $16,246 increased by $12,212 from net interest income of $4,034 for the three months ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

For the Three Months Ended March 31, 1998

        Cash at March 31, 1998 was $1,641,430. Cash of $289,347 was used by operating activities for the quarter ended March 31, 1998. Cash flow generated from financing activities for the quarter was $307,070, reflecting borrowing on a note payable to a bank. The net result was a decrease in cash of $23,690 from the beginning of the quarter. Working capital, at $3,773,997, improved by $109,264 from the beginning of the period.

        The Company maintains a $1,500,000 revolving line of credit expiring June 30, 1998 at the bank's prime rate. The line is secured by a certificate of deposit of $1,500,000 expiring the same date. At March 31, 1998, $575,000 was outstanding under the line.

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

For the Three Months Ended March 31, 1997

        Cash at January 1, 1997 was $2,559,989. Cash generated in operating activities during the three months ended March 31, 1997, which included current assets and current liabilities, was $308,525. Cash used in investing activities during this period was $12,542, which primarily represented the purchase of fixed assets. Cash used in financing activities was $300,000 which reflected the pay-down of an outstanding loan payable to the bank. The net decrease in cash for the three months ended March 31, 1997 was $4,017, resulting in ending cash and cash equivalent balance of $2,555,972 on March 31, 1997.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On March 17, 1998, the Company was served with a Demand for Arbitration filed with the American Arbitration Association at its Irvine office by Max Q Systems, Claimant. The dispute arises out of a License Agreement, dated January 1, 1994, between the Company as licensee and the Claimant as licensor. The Claimant alleges that the Company failed to pay royalties as agreed under the License Agreement and seeks payment of $20,000 plus royalties. On April 14, 1998, the Company filed a counter claim Demand for Arbitration alleging that it was justified in terminating royalty payments due to breaches under the License Agreement by the Claimant, and seeking damages of $100,000. The dispute is scheduled for arbitration in June 1998.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         Net proceeds from the Company's Initial Public Offering in April 1996 totaled $5,153,474. Through March 31, 1998, such proceeds were used as follows:


                      Direct or indirect payments to directors, officers,              Direct or indirect
                      general partners of the issuer or their associates;              payments to others
                      to persons owning 10% or more of any class of                    (X if estimate)
                      equity securities of the issuer and to affiliates of
                      the issuer.  (X if estimate)
Repayment of
   Indebtedness                             123,572                                           1,250,000
Working Capital                                                                               1,302,044
Repayment of Interest
   on Indebtedness                          836,428
Investments:
-       Short Term CD's                                                                       1,500,000
-       Other Cash and
          Cash Equivalents                                                                      141,430


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        11.1  Statement of Calculation of Basic and Diluted Net
              Income Per Share.

        27.1  Financial Data Schedule.


(b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MOTORVAC TECHNOLOGIES, INC.,
a Delaware corporation



By: s/ Lee W. Melody
    --------------------------------------
    Lee W. Melody, President and
    Chief Executive Officer

Date: May 14, 1998
     --------------


By: s/ David P. Nelson
    ---------------------------------------
    David P. Nelson
    Chief Accounting Officer

Date: May 14, 1998
     ---------------

                           MOTORVAC TECHNOLOGIES, INC.


                                  EXHIBIT INDEX



11.1    Statement of Calculation of Basic and Diluted Net Income Per Share.


27.1    Financial Data Schedule.