Form 10QSB
period 1998-06-30
MOTORVAC TECHNOLOGIES INC
filed 1998-08-12
CIK 915846

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                 Yes  X   No
                                     ---     ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                           Date                 Outstanding
-----                                           ----                 -----------
Common Stock, $.01 par value                June 30, 1998             4,514,918

Transitional Small Business Disclosure Format (check one);

                                Yes     No  X
                                   ----   -----

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MOTORVAC TECHNOLOGIES, INC.

                                 BALANCE SHEET
                                  (Unaudited)

                                                                JUNE 30,      DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $  1,686,742    $  1,665,120
  Accounts Receivable, net of allowance for doubtful
     accounts of $87,705 (June 30, 1998) and $43,542
     (December 31, 1997)                                         1,262,755       1,763,212
  Inventories, net of reserve of $117,310 (June 30, 1998)
     and $69,610 (December 31, 1997)                             1,741,151       1,197,544
  Other Current Assets  -- (including deposits with vendors
     of $163,496 at June 30, 1998 and $133,585 at December
     31, 1997)                                                     394,574         394,100
                                                              ------------    ------------
     Total Current Assets                                        5,085,222       5,019,976
PROPERTY AND EQUIPMENT, net                                        252,069         231,928
INTANGIBLE ASSETS, net of accumulated amortization of
  $1,026,109 (June 30, 1998) and $867,064 (December 31,
  1997)                                                            798,334         957,379
OTHER ASSETS                                                        17,227          17,227
                                                              ------------    ------------
                                                              $  6,152,852    $  6,226,510
                                                              ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable and Other Current Liabilities              $  1,181,641    $  1,105,243
  Short-term note payable to bank                                  335,000         250,000
                                                              ------------    ------------
     Total Current Liabilities                                   1,516,641       1,355,243

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 10,000,000 shares
     authorized; 4,514,918 issued and outstanding                   45,149          45,149
  Additional paid-in capital                                    16,523,553      16,523,553
  Employee Stock Loans                                             (65,164)        (35,161)
  Accumulated Deficit                                          (11,867,327)    (11,662,274)
                                                              ------------    ------------
     Total Stockholders' Equity                                  4,636,211       4,871,267
                                                              ------------    ------------
                                                              $  6,152,852    $  6,226,510
                                                              ============    ============

                (See accompanying Notes to Financial Statements)

                          MOTORVAC TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                            ------------------------    ------------------------
                                             JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                               1998          1997          1998          1997
                                            ----------    ----------    ----------    ----------
Net sales                                   $2,494,464    $2,691,124    $5,578,079    $4,717,907
Cost of sales                                1,400,782     1,620,487     3,120,993     2,569,688
                                            ----------    ----------    ----------    ----------
Gross profit                                 1,093,682     1,070,637     2,457,086     2,148,219
Operating expenses                           1,375,509       880,703     2,687,729     1,819,316
                                            ----------    ----------    ----------    ----------
(Loss) income from operations                 (281,827)      189,934      (230,643)      328,903
Interest (income) expense, net                 (14,994)       (7,500)      (31,240)      (11,534)
                                            ----------    ----------    ----------    ----------
Income (loss) before provision for income
  taxes                                       (266,833)      197,434      (199,403)      340,437
Provision for income taxes                       2,150         1,195         5,650           395
                                            ----------    ----------    ----------    ----------
Net (loss) income                           $ (268,983)   $  196,239    $ (205,053)   $  340,042
                                            ==========    ==========    ==========    ==========
Basic net (loss) income per share           $    (0.06)   $     0.04    $    (0.05)   $     0.08
                                            ==========    ==========    ==========    ==========
Weighted average shares used to calculate
  basic net (loss) income per share          4,514,918     4,514,918     4,514,918     4,514,918
                                            ==========    ==========    ==========    ==========
Diluted net (loss) income per share         $    (0.06)   $     0.04    $    (0.05)   $     0.08
                                            ==========    ==========    ==========    ==========
Weighted average shares used to calculate
  diluted net (loss) income per share        4,514,918     4,514,918     4,515,020     4,514,918
                                            ==========    ==========    ==========    ==========

                (See Accompanying Notes to Financial Statements)

                          MOTORVAC TECHNOLOGIES, INC.

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                            ------------------------    ------------------------
                                             JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                               1998          1997          1998          1997
                                            ----------    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                         $ (268,983)   $  196,239    $ (205,053)   $  340,042
  Adjustments to reconcile net (loss)
     income to net cash provided by (used
     in) operating activities:
     Depreciation and amortization             104,352       120,209       209,029       239,993
     Net change in operating assets and
       liabilities:
       Accounts receivable                     859,354      (461,608)      500,457      (538,783)
       Inventories                            (599,780)       13,090      (543,607)      (51,743)
       Other                                    85,537       (11,679)         (474)       70,381
       Accounts payable and other current
          liabilities                          145,617          (218)       76,398       104,668
                                            ----------    ----------    ----------    ----------
          Net cash provided by (used in)
            operating activities               326,097      (143,967)       36,750       164,558
CASH FLOWS FROM INVESTING ACTIVITY:
  Purchase of property and equipment           (28,712)      (19,974)      (70,125)      (32,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances to employees for stock
     purchases                                 (12,073)            0       (30,003)            0
  Proceeds from (repayment) issuance of
     notes payable to bank                    (240,000)     (410,000)       85,000      (710,000)
                                            ----------    ----------    ----------    ----------
          Net cash (used in) provided by
            financing activities              (252,073)     (410,000)       54,997      (710,000)
                                            ----------    ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH                 45,312      (573,941)       21,662      (557,958)
CASH AND CASH EQUIVALENTS, beginning
  of period                                  1,641,430     2,555,972     1,665,120     2,559,989
                                            ----------    ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, end of period    $1,686,742    $1,982,031    $1,686,742    $1,982,031
                                            ==========    ==========    ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  Interest paid                             $    3,360    $   15,344    $   10,679    $   38,100
                                            ==========    ==========    ==========    ==========
  Income taxes paid                         $    3,850    $    1,195    $    7,200    $      395
                                            ==========    ==========    ==========    ==========

                (See Accompanying Notes to Financial Statements)

        Notes to Unaudited Consolidated Financial Statements
        (for the Three and Six-Month Periods Ended June 30, 1998):

1.      Basis of Presentation

        The information set forth in these consolidated financial statements as of June 30, 1998 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MotorVac Technologies, Inc. (the "Company" or "MTI") for the period indicated. Results of operations for the interim three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results of operations for the full fiscal year.

        Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the current fiscal year's presentation.

        Certain information normally included in footnote disclosures to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.


2.      Legal Proceedings

        As of June 30, 1998, the Company was involved in an arbitration proceeding. See Part II, Item 1, of this Form 10-QSB.


3.      Inventories

        Inventories, which include materials, supplies, labor and manufacturing overhead, are summarized as follows:

                                           June 30, 1998      December 31, 1997
                                           -------------      -----------------

               Materials and supplies         988,649             755,079

               Work in process                 17,069              17,069

               Finished product               852,743             495,006

               Reserve                       (117,310)            (69,610)
                                            ---------           ---------
                                            1,741,151           1,197,544
                                            =========           =========


4.      Recent Accounting Pronouncements

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," applicable to entities with other comprehensive income. This pronouncement is effective for the year beginning January 1, 1998. The Company had no items of other comprehensive income, as defined, for the three- and six-month periods ended June 30, 1998 or 1997.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS


GENERAL

         MotorVac Technologies, Inc. (the "Company") designs, develops, assembles, markets and sells the MotorVac CarbonClean System for the diagnosis, maintenance and repair of internal combustion engine fuel systems and the TRANSTECH System for the replacement of automatic transmission fluid. The Company's Automotive Solutions division markets and sells the Carbon Tune System for the rapid cleaning of engine fuel systems, primarily for the automotive after-market quick service industry. The Company markets and sells its fuel system cleaning machines, transmission service machines and detergents through various distribution channels, both in the United States and Canada ("Domestic") under the trade names MotorVac, TRANSTECH and Carbon Tune, and outside the United States and Canada ("International") under the trade name CarbonClean.

         The following discussion and analysis addresses the results of the Company's operations for the three and six-month periods ended June 30, 1998, as compared to the Company's results of operations for the same periods ended June 30, 1997.

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


RESULTS OF OPERATIONS

   Comparison of Three Months Ended June 30, 1998 and 1997

         Net Sales. Net sales for the three months ended June 30, 1998 decreased $196,660 (approximately 7%) to $2,494,464 from $2,691,124 for the three months ended June 30, 1997. This sales decrease was due primarily to a net reduction of Domestic purchases of gas units by the Company's largest customer, partially offset by sales of TRANSTECH machines to the customer. The TRANSTECH product line is new and had no sales in the second quarter of 1997.

        For the three months ended June 30, 1998, Domestic sales were $1,790,322 and International sales were $704,142. For the three months ended June 30, 1997, Domestic sales were $2,095,728, and International sales were $595,396. Domestic sales decreased primarily due to reduced purchases of machines by the Company's largest customer. International sales increased due to higher machine sales.

        Cost of Sales. Cost of sales for the three months ended June 30, 1998 decreased by $219,705 (approximately 14%) to $1,400,782 from $1,620,487 for the three months ended June 30, 1997. The primary reasons for the decrease were reduced costs related to the sales decline described above, and the improved gross profit percentage discussed below.

        Gross Profit. Gross profit for the three months ended June 30, 1998 increased by $23,045 to $1,093,682 from $1,070,637 for the three months ended June 30, 1997. The primary reason for the increase was gross profit, as a percentage of sales, increased approximately 4% to 43.8% for the quarter ended June 30, 1998, from 39.8% for the quarter ended June 30, 1997. The increase was primarily attributable to increased sales of relatively higher margin products in the current quarter compared to the second quarter of 1997.

        Operating Expenses. Operating expenses increased by $494,806 (approximately 56%) from $880,703 for the three months ended June 30, 1997, to $1,375,509 for the three months ended June 30, 1998. The increase was primarily attributable to several expense areas. The second quarter of 1997 included an approximate $83,000 gain from a net settlement from an insurance company related to litigation expenses incurred in 1996; there was no such gain for the quarter ending June 30, 1998. In addition, for the three months ended June 30, 1998, approximately $84,000 was incurred for a test by an independent testing agency that documented the effectiveness of the diesel fuel cleaning machine. Other significant increases included advertising expenses incurred in an effort to gain greater customer awareness, and sales and promotion costs to initiate the new Automotive Solutions product line.

        Interest. Net interest income for the three months ended June 30, 1998 of $14,994 increased by $7,494 from net interest income of $7,500 for the three months ended June 30, 1997.


Comparison of Six Months Ended June 30, 1998 and 1997

        Net Sales. Net sales for the six months ended June 30, 1998 increased $860,172 (approximately 18%) to $5,578,079 from $4,717,907 for the six months ended June 30, 1997. This increase is due to sales of TRANSTECH Systems, which had sales primarily to the Company's largest customer. Partially offsetting this increase were decreases in sales of Domestic gas and diesel machines to the Company's largest customer.

        Domestic sales for the six months ended June 30, 1998 were $4,099,342, and International sales for the same period were $1,478,737. For the six months ended June 30, 1997, Domestic sales were $3,364,462, and International sales were approximately $1,353,445. The reason for the increase in Domestic sales was revenue from the new TRANSTECH machine. The increase in International sales was due to higher sales from TRANSTECH, fuel machines and detergents.

        Cost of Sales. Cost of sales for the six months ended June 30, 1998 increased $551,305 (approximately 21.5%) to $3,120,993 from $2,569,688 for the six months ended June 30, 1997. The primary reason for the increase was the increase in sales.

        Gross Profit. Gross profit for the six months ended June 30, 1998 increased $308,867 (approximately 14.4%) to $2,457,086 from $2,148,219 for the six months ended June 30, 1997. The primary reason for this increase was the sales increase discussed above. As a percentage of sales, gross profit decreased to 44% from 45.5% for the six months ended June 30, 1997. The primary reason for the decrease was a reduction of margin on International sales due to more competitive pricing for the six months ended June 30, 1998 associated with general currency erosion affecting Far Eastern countries. Other factors which decreased the gross margin included increases as a percentage of sales in warranty, royalty and freight expenses.

        Operating Expenses. Operating expenses for the six months ended June 30, 1998 of $2,687,729 increased by $868,413 (approximately 48%) from $1,819,316 for the six months ended June 30, 1997. This increase included a net litigation reimbursement of approximately $185,000 realized in the six-month period ended June 30, 1997. Other major cost increases were associated with expanded marketing and sales efforts aimed at establishing a more diversified customer base.

        Interest. Net interest income for the six months ended June 30, 1998 was $31,240, compared to net interest income of $11,534 for the six months ended June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

  For the Three Months Ended June 30, 1998

        The Company's cash balance at June 30, 1998 was $1,686,742. Cash of $326,097 was provided by operating activities for the quarter ended June 30, 1998. Cash flow used for financing activities for the quarter was $252,073, primarily reflecting repayment on a note payable to a bank. The net result was an increase in cash of $45,312 from the beginning of the quarter. Working capital as of June 30, 1998, at $3,568,581, decreased by $205,416 from the beginning of the period.

        The Company maintains a $1,500,000 revolving line of credit expiring June 30, 1999 at the bank's prime rate. The line is secured by a certificate of deposit of $1,500,000 expiring September 30, 1998. At June 30, 1998, $335,000 was outstanding under the line. The remaining outstanding balance on the line of credit was repaid in July 1998.

        The funds provided by operations of $326,097 for the quarter ended June 30, 1998 were primarily a result of a decrease of accounts receivable of $859,834, due to both reduced sales and lower days aging compared to the first quarter of 1998, and an increase of inventories of $599,780, reflecting a buildup for anticipated sales at the end of the quarter, which did not fully materialize.

        The Company presently expects that current cash resources and the available capacity under the line of credit, together with cash generated from operations, will be sufficient to meet its operating and capital requirements for the next twelve months. There can be no assurances that additional capital will be available to the Company on favorable terms or at all.


INFORMATION SYSTEMS AND THE YEAR 2000

        The Company has made an initial assessment of the ability of its primary information systems to properly utilize dates beyond year 1999. The results of this review indicate these systems are year 2000 compliant, and that no material system design or correction effort will be required.

        The developer of the primary accounting and business software the Company uses has stated that the subject system and software are year 2000 compliant. Notwithstanding this representation, the Company plans, by the end of 1998, to run appropriate testing to confirm compliance. Because the accounting software system is so widely used, the Company, at this time, does not anticipate any significant problems in being compliant with respect to its systems, nor will it require significant expenditures to effect compliance.

        The Company is in the process of contacting vendors and others on whom it relies to assure that their systems are compliant, or will be. These inquiries are expected to be completed by the end of 1998. There is no assurance that any of these parties will not have compliance problems. The Company has one customer that represents over 50% of its sales for the six months ended June 30, 1998, and has several key vendors whose source and supply may not be easily replaced. A year 2000 compliance problem incurred by this customer or key vendors could have a materially adverse effect on the Company's business.

        In the Company's report 10-KSB for its fiscal year ended December 31, 1997, it was reported, with respect to the year 2000 issue, that the Company intended to replace its information and manufacturing computer software. In recent months, the Company has decided not to replace such software, at least for the next year. The system has been determined to be responsive to Management's information requirements. Therefore, any significant expenditure in this regard is no longer anticipated to be incurred in 1998, and no significant costs have been incurred to date associated with the Company's Year 2000 assessment. Failure by the Company and/or its vendors or customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On March 17, 1998, the Company was served with a Demand for Arbitration filed with the American Arbitration Association at its Irvine office by Max Q Systems, Claimant. The dispute arises out of a License Agreement, dated January 1, 1994, between the Company as licensee and the Claimant as licensor. The Claimant alleges that the Company failed to pay royalties as agreed under the License Agreement and seeks payment of $20,000 plus royalties. On April 14, 1998, the Company filed a counter claim Demand for Arbitration alleging that it was justified in terminating royalty payments due to breaches under the License Agreement by the Claimant, and seeking damages of $100,000. This dispute has been decided in the Company's favor. The $20,000-plus royalties will not have to be paid; there will be no damages payable to the Company by Max Q Systems.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Net proceeds from the Company's Initial Public Offering in April 1996 totaled $5,153,474. Through June 30, 1998, such proceeds were used as follows:


Direct or indirect payments to directors, officers,           Direct or indirect
general partners of the issuer or their associates;           payments to others
to persons owning 10% or more of any class of                 (X if estimate)
equity securities of the issuer and to affiliates of the issuer. (X if estimate)

Repayment of Indebtedness                   123,572               1,250,000
Working Capital                                                   1,256,732
Repayment of Interest on Indebtedness       836,428
Investments:
o  Short Term CD's                                                1,500,000
o  Other Cash and Cash Equivalents                                  186,742


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of MotorVac Technologies, Inc. (the "Annual Meeting") was held on May 12, 1998 in Irvine, California. The matters voted upon at the Annual Meeting and the voting of stockholders with respect thereto were as follows:


        PROPOSAL 1  - ELECTION OF DIRECTORS

        Each of the candidates listed below was duly elected to the Board of Directors at the Annual Meeting by the tally indicated.


           Candidate                  Votes in Favor        Votes Withheld
           ---------                  --------------        --------------
        Grant Ferrier                   2,903,671               1,350
        Stephen L. Greaves              2,901,571               3,450
        Lee W. Melody                   2,901,571               3,450
        Ronald J. Monark                2,903,671               1,350
        Gerald C. Quinn                 2,903,671               1,350
        Daniel P. Whelan                2,903,671               1,350


        PROPOSAL 2  - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

        The selection of Deloitte & Touche LLP as independent auditors of the Company for its fiscal year ending December 31, 1998 was ratified by the tally indicated.


        Votes in Favor           Votes Withheld         Votes Abstained
        --------------           --------------         ---------------
           2,903,971                    0                   1,050


ITEM 5.  OTHER INFORMATION

        Pursuant to a recent change to the Securities and Exchange Commission's proxy rules, unless a stockholder who wishes to bring a matter before the stockholders at the Company's 1999 annual meeting of stockholders notifies the Company of such matter prior to February 20, 1999, management will have discretionary authority to vote all shares for which it has proxies in opposition to such matter.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        11.1     Statement of Calculation of Basic and Diluted Net Income Per
                 Share.

        27.1     Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MOTORVAC TECHNOLOGIES, INC.,
a Delaware corporation



By: /s/ Lee W. Melody
    ---------------------------------
        Lee W. Melody, President and
        Chief Executive Officer

Date: August 12, 1998



By: /s/ David P. Nelson
    ---------------------------------
        David P. Nelson
        Chief Accounting Officer

Date: August 12, 1998

                           MOTORVAC TECHNOLOGIES, INC.


                                  EXHIBIT INDEX


EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
11.1         Statement of Calculation of Basic and Diluted Net Income Per Share.

27.1         Financial Data Schedule.