Form 10QSB
period 1998-09-30
MOTORVAC TECHNOLOGIES INC
filed 1998-11-13
CIK 915846

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                            Date                Outstanding
Common Stock, $.01 par value                September 30, 1998         4,514,918


Transitional Small Business Disclosure Format (check one);
Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          MOTORVAC TECHNOLOGIES, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)


                                                                      SEPTEMBER 30,           DECEMBER 31,
                                                                          1998                   1997
                                                                      -------------           ------------
                              ASSETS
                              ------

CURRENT ASSETS:
   Cash and cash equivalents                                           $  1,649,515          $  1,665,120
   Accounts Receivable, net of allowance for doubtful  accounts
   of $87,619 (September 30, 1998) and  $43,542 (December 31, 1997)       1,340,730             1,763,212
   Inventories, net of reserve of $129,007 (September 30, 1998)
     and $69,610 (December 31, 1997)                                      1,665,708             1,197,544
   Other Current Assets - (including deposits with vendors of
     $136,283 at September 30, 1998 and $133,585 at December 31, 1997)      366,976               394,100
                                                                       ------------          ------------
   Total Current Assets                                                   5,022,929             5,019,976

 PROPERTY AND EQUIPMENT, net                                                241,898               231,928

INTANGIBLE ASSETS, net of accumulated amortization
  of $1,105,632 (September 30, 1998) and
  $867,064 (December 31, 1997)                                              718,812               957,379


OTHER ASSETS                                                                 17,227                17,227
                                                                       ------------          ------------
                                                                       $  6,000,866          $  6,226,510
                                                                       ============          ============

               LIABILITIES & STOCKHOLDERS' EQUITY
               ----------------------------------

CURRENT LIABILITIES:
   Accounts Payable and Other Current Liabilities                      $  1,089,946          $  1,105,243
   Short-term note payable to bank                                          650,000               250,000
                                                                       ------------          ------------
      Total Current Liabilities                                           1,739,946             1,355,243

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; 10,000,000 shares authorized;
     4,514,918 issued and outstanding                                        45,149                45,149
   Additional paid-in capital                                            16,523,553            16,523,553
   Employee Stock Loans                                                     (86,029)              (35,161)
   Accumulated Deficit                                                  (12,221,753)          (11,662,274)
                                                                       ------------          ------------
      Total Stockholders' Equity                                          4,260,920             4,871,267
                                                                       ------------          ------------
                                                                       $  6,000,866          $  6,226,510
                                                                       ============          ============

                (See Accompanying Notes to Financial Statements)

                           MOTORVAC TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                           ------------------------------         ------------------------------
                                                             SEPT 30            SEPT 30             SEPT 30            SEPT 30
                                                              1998               1997                1998               1997
                                                           ------------       -----------         ------------       -----------


NET SALES                                                  $  1,854,218       $ 2,489,045         $  7,432,297       $ 7,206,952

COST OF SALES                                                 1,142,629         1,517,457            4,263,622         4,087,145
                                                           ------------       -----------         ------------       -----------

GROSS PROFIT                                                    711,589           971,588            3,168,675         3,119,807

OPERATING EXPENSES                                            1,074,483         1,040,308            3,762,212         2,859,624

                                                           ------------       -----------         ------------       -----------
(LOSS) INCOME FROM OPERATIONS                                  (362,894)          (68,720)            (593,537)          260,183

INTEREST (INCOME) EXPENSE NET                                    (8,468)          (10,284)             (39,708)          (21,818)

                                                           ------------       -----------         ------------       -----------
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES                (354,426)          (58,436)            (553,829)          282,001

PROVISION FOR INCOME TAXES                                           --                --                5,650               395

                                                           ------------       -----------         ------------       -----------
NET (LOSS) INCOME                                          $   (354,426)      $   (58,436)        $   (559,479)      $   281,606
                                                           ============       ===========         ============       ===========

BASIC NET (LOSS) INCOME PER SHARE                          $      (0.08)      $     (0.01)        $      (0.12)      $      0.06
                                                           ============       ===========         ============       ===========

WEIGHTED AVERAGE SHARES USED TO CALCULATE BASIC
  NET (LOSS) INCOME PER SHARE                                 4,514,918         4,514,918            4,514,918         4,514,918
                                                           ============       ===========         ============       ===========

DILUTED NET (LOSS) INCOME PER SHARE                        $      (0.08)      $     (0.01)        $      (0.12)      $      0.06
                                                           ============       ===========         ============       ===========

WEIGHTED AVERAGE SHARES USED TO CALCULATE DILUTED
  NET (LOSS) INCOME PER SHARE                                 4,514,918         4,514,918            4,514,918         4,514,918
                                                           ============       ===========         ============       ===========






                (See Accompanying Notes to Financial Statements)

                           MOTORVAC TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)





                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      --------------------------    --------------------------
                                                                       SEPT 30       SEPT 30         SEPT 30          SEPT 30
                                                                         1998          1997            1998             1997
                                                                      ----------    ----------      ----------      ----------
CASH FLOWS  FROM OPERATING ACTIVITIES:
Net (Loss) Income                                                     $ (354,426)   $  (58,436)     $ (559,479)     $  281,606
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                       101,434       118,336         310,465         358,329

     Net change in operating assets and liabilities:
          Accounts receivable                                            (77,975)      384,355         422,482        (154,428)
          Inventories                                                     75,443        97,902        (468,164)         46,159
          Other                                                           27,598        39,006          27,124         109,387
          Accounts payable and other current liabilities                 (91,695)     (190,535)        (15,297)        (85,867)
                                                                      ----------    ----------      ----------      ----------

            Net cash (used in) provided by operating activities         (319,621)      390,628        (282,869)        555,186

CASH FLOWS FROM INVESTING ACTIVITY -
     Purchase of property and equipment                                  (11,741)      (31,782)        (81,868)        (64,298)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances to employees for stock purchases                           (20,865)           --         (50,868)             --
     Proceeds from (repayment) issuance of notes
       payable to bank                                                   315,000      (600,000)        400,000      (1,310,000)
                                                                      ----------    ----------      ----------     -----------
          Net cash (used in) provided by financing activities            294,135      (600,000)        349,132      (1,310,000)

NET (DECREASE) INCREASE IN CASH                                          (37,227)     (241,154)        (15,605)       (819,112)

CASH AND CASH EQUIVALENTS, beginning of period                         1,686,742     1,982,031       1,665,120       2,559,989

                                                                      ==========    ==========      ==========     ===========
CASH AND CASH EQUIVALENTS, end of period                              $1,649,515    $1,740,877      $1,649,515     $ 1,740,877
                                                                      ==========    ==========      ==========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW

          Interest paid                                               $    2,431    $    7,834      $   13,110     $    45,934
                                                                      ==========    ==========      ==========     ===========
          Income taxes paid                                           $       24    $       --      $    7,224     $       395
                                                                      ==========    ==========      ==========     ===========


                (See Accompanying Notes to Financial Statements)

        Notes to Unaudited Consolidated Financial Statements
        (for the Three and Nine-Month Periods Ended September 30, 1998):

1.      Basis of Presentation

        The information set forth in these consolidated financial statements as of September 30, 1998 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MotorVac Technologies, Inc. (the "Company" or "MTI") for the period indicated. Results of operations for the interim three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results of operations for the full fiscal year.

        Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the current fiscal year's presentation.

        Certain information normally included in footnote disclosures to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.


2.      Inventories

        Inventories, which include materials, supplies, labor and manufacturing overhead, are summarized as follows:

                                 September 30, 1998       December 31, 1997
                                 ------------------       -----------------
        Materials and supplies        $901,587                  $755,079

        Work in process                 17,069                    17,069

        Finished product               876,059                   495,006

        Reserve                       (129,007)                  (69,610)
                                    ----------                ----------
                                    $1,665,708                $1,197,544
                                    ==========                ==========




3.      Recent Accounting Pronouncements

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," applicable to entities with other comprehensive income. This pronouncement is effective for the year beginning January 1, 1998. The Company had no items of other comprehensive income, as defined, for the three and nine-month periods ended September 30, 1998 or 1997.

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

        The following discussion and analysis addresses the results of the Company's operations for the three and nine-month periods ended September 30, 1998, as compared to the Company's results of operations for the same periods ended September 30, 1997.

        This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may experience significant fluctuations in future operating results due to a number of factors, including, among other things, the size and timing of customer orders, new or increased competition, delays in new product enhancements and new product introductions, quality control difficulties, changes in market demand, market acceptance of new products, product returns, seasonality in product purchases by distributors and end users, pricing trends in the automotive after-market industry in general and in the specific markets in which the Company is active, as well as those discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. Any of these factors could cause operating results to vary significantly from prior periods. Significant variability in orders during any period may have a material adverse impact on the Company's cash flow or work flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

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


RESULTS OF OPERATIONS

   Comparison of Three Months Ended September 30, 1998 and 1997

        Net Sales. Net sales for the three months ended September 30, 1998 decreased $634,827 (approximately 26%) to $1,854,218 from $2,489,045 for the three months ended September 30, 1997. This sales decrease was due primarily to a reduction of Domestic purchases of gas units by the Company's largest customer.

        For the three months ended September 30, 1998, Domestic sales were $1,527,630 and International sales were $326,588. For the three months ended September 30, 1997, Domestic sales were $1,981,175, and International sales were $507,870. Domestic sales decreased primarily due to reduced purchases of machines by the Company's largest customer. International sales declined due to lower gas machine sales, reflecting reduced activity in international economies.

        Cost of Sales. Cost of sales for the three months ended September 30, 1998 decreased by $374,828 (approximately 25%) to $1,142,629 from $1,517,457 for the three months ended September 30, 1997. The primary reason for the decrease was reduced costs related to the sales decline described above.

        Gross Profit. Gross profit for the three months ended September 30, 1998 decreased by $259,999 to $711,589 from $971,588 for the three months ended September 30, 1997. The primary reason for the decrease was the decline in sales. Gross profit, as a percentage of sales, declined slightly to approximately 38.4% from 39.0% for the quarter ended September 30, 1997. This reflected higher warranty costs, partially offset by higher gross margin from a larger portion of sales in the current quarter for detergents, which have higher profit margins.

        Operating Expenses. Operating expenses increased by $34,175 (approximately 3%) from $1,040,308 for the three months ended September 30, 1997, to $1,074,483 for the three months ended September 30, 1998. The increase in expenses for the current quarter reflects primarily the benefit of a net litigation reimbursement of $49,627 received during the three months ended September 30, 1997.

        Interest. Net interest income for the three months ended September 30, 1998 of $8,468 decreased by $1,816 from net interest income of $10,284 for the three months ended September 30, 1997.


Comparison of Nine Months Ended September 30, 1998 and 1997

        Net Sales. Net sales for the nine months ended September 30, 1998 increased $225,345 (approximately 3%) to $7,432,297 from $7,206,952 for the nine months ended September 30, 1997. This increase is due to sales of TRANSTECH Systems for approximately $1,865,000, which had no sales in 1997, and a 59% increase in detergent sales to the Company's largest customer. Partially offsetting these increases was a decrease in sales of Domestic gas and diesel machines to the Company's largest customer of 37%.

        Domestic sales for the nine months ended September 30, 1998 were $5,626,972, and International sales for the same period were $1,805,325. For the nine months ended September 30, 1997, Domestic sales were $5,345,636, and International sales were $1,861,316. The reason for the increase in Domestic sales was higher TRANSTECH and detergent sales. The decrease in International sales was due to lower sales of fuel machines.

        Cost of Sales. Cost of sales for the nine months ended September 30, 1998 increased $176,477 (approximately 4%) to $4,263,622 from $4,087,145 for the nine months ended September 30, 1997. The primary reason for the increase was the increase in sales.

        Gross Profit. Gross profit for the nine months ended September 30, 1998 increased $48,868 (approximately 2%) to $3,168,675 from $3,119,807 for the nine months ended September 30, 1997. The primary reason for this increase was the sales increase discussed above. As a percentage of sales, gross profit decreased to 42.6% from 43.3% for the nine months ended September 30, 1997. The primary reason for the decrease was an increase in warranty expense, as a percentage of sales which was partially offset by higher gross margin from a larger portion of sales in 1998 for detergents, which have higher profit margins.

        Operating Expenses. Operating expenses for the nine months ended September 30, 1998 of $3,762,212 increased by $902,588 (approximately 32%) from $2,859,624 for the nine months ended September 30, 1997. This increase included a net litigation reimbursement of approximately $235,000 realized in the nine-month period ended September 30, 1997. Other major cost increases in the nine months ended September 30, 1998, compared to the same period for 1997, included approximately $170,000 for expanded advertising and related product testing, and $146,000 of promotional expenses to stimulate sales of the new Automotive Solutions product line for which there were no costs in the prior year.

        Interest. Net interest income for the nine months ended September 30, 1998 was $39,708, compared to net interest income of $21,818 for the nine months ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

  For the Three Months Ended September 30, 1998

        The Company's cash balance at September 30, 1998 was $1,649,515. Cash of $319,621 was used for operating activities for the quarter ended September 30, 1998. Cash flow provided by financing activities for the quarter was $294,135, primarily reflecting draw down on a note payable to a bank. The net result was a decrease in cash of $37,227 from the beginning of the quarter. Working capital as of September 30, 1998, at $3,282,983, decreased by $285,598 from the beginning of the period.

        The Company maintains a $1,500,000 revolving line of credit expiring June 30, 1999 at the bank's prime rate. The line is secured by a certificate of deposit of $1,500,000 expiring December 28, 1998. At September 30, 1998, $650,000 was outstanding under the line.

        The Company presently expects that current cash resources and the available capacity under the line of credit, together with cash generated from operations, will be sufficient to meet its operating and capital requirements for the next twelve months. There can be no assurances that additional capital will be available to the Company on favorable terms or at all.


INFORMATION SYSTEMS AND THE YEAR 2000 ISSUE

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

        The Company is in the process of contacting vendors and others on whom it relies to assure that their systems are compliant, or will be. These inquiries are expected to be completed by the end of 1998. There is no assurance that any of these parties will not have compliance problems. The Company has one customer that represents over 50% of its sales for the nine months ended September 30, 1998, and has several key vendors whose source and supply may not be easily replaced. A year 2000 compliance problem incurred by this customer or key vendors could have a materially adverse effect on the Company's business.

        In the Company's Form 10-KSB for its fiscal year ended December 31, 1997, it was reported, with respect to the year 2000 issue, that the Company intended to replace its information and manufacturing computer software. In recent months, the Company has decided not to replace such software, at least for the next year. The system has been determined to be responsive to Management's information requirements. Therefore, any significant expenditure in this regard is no longer anticipated to be incurred in 1998, and no significant costs have been incurred to date associated with the Company's Year 2000 assessment. Failure by the Company and/or its vendors or customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations.


STOCK REPURCHASE PROGRAM

        On September 24, 1998, the Board of Directors announced approval of the repurchase of up to 451,492 shares of its common stock, approximately 10% of its outstanding shares. The repurchased stock will be used for a stock compensation plan for participating directors for all of their fees, and for an employee stock purchase plan for participating employees and officers of the Company. Stock purchases under the repurchase program commenced October 2, 1998, and through October 26, an aggregate of 35,000 shares have been repurchased for aggregate consideration of $31,918.

PART II.  OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        Net proceeds from the Company's Initial Public Offering effective as of April 25, 1996 (File No.: 333-1866-LA) totaled $5,153,474. Through
        September 30, 1998, such proceeds were used as follows:


                      Direct or indirect payments to
                      directors, officers, general
                      partners of the issuer or their
                      associates; to persons owning              Direct or
                      10% or more of any class of                Indirect
                      equity securities of the issuer            Payment to
                      and to affiliates of the issuer.           Others
                      (X if estimate)                            (X if estimate)                Total
                      -------------------------------            ---------------              ----------
Repayment of
   Indebtedness                    123,572                           1,250,000                 1,373,572
Working Capital                                                      1,293,959                 1,293,959
Repayment of Interest
   on Indebtedness                 836,428                                                       836,428
Investments:
       Short Term CD's                                               1,500,000                 1,500,000
       Other Cash and
         Cash Equivalents                                              149,515                   149,515
                                                                                               ---------
        Total                                                                                  5,153,474
                                                                                               =========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        11.1 Statement of Calculation of Basic and Diluted Net Income Per Share.

        27.1 Financial Data Schedule.


(b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MOTORVAC TECHNOLOGIES, INC.,
a Delaware corporation



By:     s/ Lee W. Melody
        --------------------------------
        Lee W. Melody, President and
        Chief Executive Officer

Date:   November 13, 1998



By:     s/ David P. Nelson
        --------------------------------
        David P. Nelson
        Chief Accounting Officer

Date:   November 13, 1998

                           MOTORVAC TECHNOLOGIES, INC.

                                  EXHIBIT INDEX

11.1    Statement of Calculation of Basic and Diluted Net Income Per Share.

27.1    Financial Data Schedule.