Form 10KSB40
period 1998-12-31
MOTORVAC TECHNOLOGIES INC
filed 1999-03-26
CIK 915846

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE FISCAL YEAR ENDED                     COMMISSION FILE NO.
         DECEMBER 31, 1998                             000-28112


                           MOTORVAC TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its Charter)


              DELAWARE                                      33-0522018
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

                          Common Stock, $0.01 Par Value


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1998 were $10,017,020.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer as of March 15, 1999, was $3,163,044. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock of the Company have been excluded because such persons may be deemed to be affiliates.

The total number of shares outstanding of the Issuer's Common Stock was 4,464,918 as of March 15, 1999.

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

Issuer's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Issuer's 1999 Annual Meeting of Stockholders is incorporated herein by reference into Part III of this report.

                           MOTORVAC TECHNOLOGIES, INC.

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

Item
Number                                                                       Page
------                                                                       ----

                                     PART I
  1.     Description of Business.............................................  3
  2.     Description of Property............................................. 15
  3.     Legal Proceedings................................................... 15
  4.     Submission of Matters to a Vote of Security Holders................. 15

                                     PART II

  5.     Market for Common Equity and Related Stockholders Matters........... 15
  6.     Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 17
  7.     Financial Statements................................................ 20
  8.     Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures................................ 20

                                    PART III

  9.     Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................... 20
  10.    Executive Compensation.............................................. 20
  11.    Security Ownership of Certain Beneficial Owners and Management...... 20
  12.    Certain Relationships and Related Transactions...................... 21
  13.    Exhibits and Reports on Form 8-K.................................... 21
         Signatures.......................................................... 25
         Power of Attorney................................................... 25

                                     PART I



This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such statements shall be protected by the safe harbors provided for in such sections. Such statements are subject to risks and uncertainties that could cause actual results to vary materially from those projected in the forward-looking statements, including, but not limited to, those set forth in "Risk Factors" below and in the Company's other periodic filings with the Securities and Exchange Commission (the "Commission"). The Company may experience significant fluctuations in future operating results due to a number of economic, competitive, governmental and technological factors, including, among other things, changes in laws, the size and timing of customer orders, new or increased competition, delays in new product introductions and enhancements, quality control difficulties, changes in market demand, market acceptance of new products, product returns, seasonality in product purchases by distributors and end users, and pricing trends in the automotive after-market industry in general, and in specific, markets in which the Company is active. Any of these factors, or others, could cause operating results to vary significantly from those in prior periods, and those projected in the forward-looking statements.


ITEM 1. DESCRIPTION OF BUSINESS.

            MotorVac Technologies, Inc. (the "Company") designs, develops, assembles, markets and sells the MotorVac CarbonClean System, its primary product line, for the diagnosis, maintenance and repair of internal combustion engine fuel systems primarily for the automotive after-market repair and service industry. The MotorVac CarbonClean System is comprised of a fuel system cleaning machine and a proprietary cleaning detergent. Servicing an engine with the MotorVac CarbonClean System enhances engine performance by removing dirt, carbon deposits and other contaminants from fuel systems of both gasoline and diesel-powered engines. Additionally, the MotorVac CarbonClean System's diagnostic capabilities help to ensure fuel system safety and reliability by allowing the technician to check fuel pressure, fuel volume and system leak down (internal fuel pressure system loss). The Company believes that its MotorVac CarbonClean System enhances both the vehicle manufacturers' mandated goal to develop efficient fuel distribution systems that meet increasingly stringent state and federal emission requirements and customer demands for enhanced engine performance and improved fuel economy.

            The Company markets diesel engine cleaning systems under the trade name Industrial Diesel Tune System ("IDT"). The IDT essentially functions the same way as the MotorVac CarbonClean System but is designed to handle the unique properties of a diesel engine. The IDT system works on all types of diesel engine applications, including on-highway, marine, construction, transit, agricultural, mining, industrial and power generation. It is designed to address a fleet operator or owner-operator's concerns for low engine emissions, low fuel costs and low maintenance costs.

            The Company also designs, assembles, markets and sells the TRANSTECH(R) Transmission Service System. This product, first offered in December 1997, allows the vehicle's transmission pump to flush out the old fluid and pump in new fluid, allowing for essentially all of the old fluid to be replaced. The Company believes TRANSTECH(R) provides a shop owner with a quicker, safer and more profitable way to service automatic transmission systems. The system is unique because it provides the operator with two service modes--fluid replacement only and fluid plus filter replacement. The Company believes that this service will give repair shops the ability to upsell the service and provide an OEM recommended service.

            In 1998, the Company launched a new division called Automotive Solutions. This division will market products specifically to the quick-service market, including approximately 20,000 lube and tune centers in the United States alone. The Company believes that its primary product line does not fit the requirements of a typical quick-service shop operator. These shops are looking for services that can be performed in under fifteen minutes. The first product introduced in this division is the Carbon Tune product line. This line consists of a three-step fuel system cleaning kit, and the CT2100 System, a small, portable engine decarbonizer and fuel system cleaning machine. The CT2100 System is a quick and simple delivery device for the Carbon Tune detergents. A Carbon Tune service is a ten-minute service that does not require a certified technician to complete.

            The Company was incorporated in the State of Delaware on June 19, 1992 as CarbonClean Corporation. In August 1992, the Company acquired certain assets from Enviromotive, Inc. ("EMI"), an independent third party, which, in February 1992, had acquired the assets from the Chapter 11 Trustee in the Parker Automotive Corporation bankruptcy proceeding. At the same time, a then existing affiliate of the Company licensed from EMI the worldwide rights to utilize certain patent rights and certain trademarks and service marks, including the name "CarbonClean" (collectively, the "EMI Property"), and the affiliate of the Company sublicensed to the Company the right to utilize the EMI Property in the United States and Canada. In March 1993, CarbonClean Corporation changed its name to MotorVac Technologies, Inc. The trade name MotorVac is used by the Company throughout North America. The Company also uses the trade name CarbonClean in North America, but the Company uses the CarbonClean name outside of the United States and Canada because the Company believes the trade name CarbonClean has stronger brand name recognition outside the United States and Canada. Through a series of restructuring effected in 1994 and 1995, the Company acquired the license to utilize the EMI property worldwide. Effective as of December 31, 1995, the Company purchased all of the EMI Property from EMI.


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

                        The third product solution, currently offered by
            companies such as Borg Warner and Champion, are pressurized spray cans that contain solvents which are sprayed into the engine's fuel system, usually without the aid of any mechanical process regulating pressure and flow or longevity of the cleaning process.

            The Company believes that the foregoing methods provide an incomplete solution to the fuel system contamination problem primarily because
(i) they usually introduce the cleaning additive in a more diluted form than the MotorVac CarbonClean System and/or (ii) the cleaning additive does not remain in the fuel system during the cleaning process for as long a period of time as with the MotorVac CarbonClean System. In addition, some of the chemical solutions are highly flammable and could actually contribute to the engine contamination problem.

            The MotorVac CarbonClean System Solution. The Company markets and sells the MotorVac CarbonClean System for the diagnosis, maintenance and repair of both gasoline and diesel engine fuel systems. The MotorVac CarbonClean System is comprised of a machine and a proprietary detergent. Servicing an engine with the MotorVac CarbonClean System simultaneously accomplishes two goals:

                        Diagnosis. The MotorVac CarbonClean System is a fuel
            system diagnostic tool that allows the technician to check fuel pressure, fuel volume, system leak down and fuel pump, and to perform "dead-head" tests in order to identify problems and ensure overall system reliability and safety.

                        Repair. The MotorVac CarbonClean System is a repair tool
            that enhances engine performance by removing dirt and carbon deposits, through a three-step process, from the complete fuel system (air intake through the fuel rail, throttle plate, idle control devices, injector screens and pintel, intake valves, combustion chamber, O2 sensor, catalytic converters and exhaust system components). Central to the cleaning process is the MotorVac CarbonClean detergent, which is a proprietary detergent that is safe for use in all engines and that survives combustion, thereby cleaning the entire fuel system from the air intake through the catalytic converter.

            The Automatic Transmission Service Problem. According to industry studies, over 13 million transmissions fail every year. One of the most common causes of transmission failure is fluid contamination. The Company believes that the traditional "drop the pan" method of flushing and replacing automatic transmission fluid is incomplete and hazardous. It is incomplete because this method only replaces approximately 25% of the old fluid, leaving most of the old, dirty and burnt fluid trapped in the torque converter, clutch drums and valve body. It is hazardous because there is always a potential for spills on the technician or on the shop floor.

            The TRANSTECH(R) System Solution. The Company markets and sells the TRANSTECH(R) Transmission Service System for exchanging automatic transmission fluid. The TRANSTECH(R) is designed to connect to transmission coolers and exchange virtually 100% of the used fluid in the vehicle's transmission. Using a closed-loop connection, the service eliminates the potential for hazardous fluid spills. A TRANSTECH(R) service takes approximately fifteen minutes. The system also allows the shop to offer an OEM recommended service, which includes a transmission filter change.


MOTORVAC'S PRODUCTS

            The MotorVac CarbonClean System and IDT System--Product Overview.

            The Company markets and sells internal combustion engine fuel system cleaning systems for both gasoline and diesel-powered engines under the trade names MotorVac CarbonClean System in the United States and Canada and CarbonClean System in other international markets. The MotorVac CarbonClean System is comprised of fuel system cleaning machines and proprietary cleaning detergents designed for both gasoline and diesel engines.

            The gasoline system machine is a twelve-volt-powered two-line cleaning system which connects to the engine through vehicle-specific adapters for all types of carbureted and fuel-injected engines. The machine passes a detergent and gas mixture over the components of the fuel system. Carbon, gum and varnishes built up in these areas are softened and removed, and then passed out the exhaust.

            The Company markets its diesel engine cleaning system under the trade name Industrial Diesel Tune ("IDT"), which is comprised of a patented diesel engine cleaning machine and a proprietary diesel detergent. The IDT System passes a concentrated mixture of MotorVac3D cleaning detergent and diesel fuel through the components of the fuel system while the engine is running. The system removes both organic and inorganic fuel deposits that build up in the fuel injectors, injection pumps and combustion chambers.

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

            During the Company's fiscal year ended December 31, 1997, the Company derived approximately 75% of its total sales from sales of fuel system cleaning machines, approximately 17% of total sales from sales of fuel system cleaning detergent, and 8% of its total sales of adapters and parts. During the twelve-month year ended December 31, 1998, the Company derived approximately 73% of its total sales from sales of fuel system and transmission cleaning machines (including 29% from TRANSTECH(R)), approximately 21% of its total sales from fuel system cleaning detergents, and 6% of its total sales from sales of adapters and parts.


TRANSTECH(R) Transmission Service System -- Product Overview.

            The TRANSTECH(R) System is an automatic transmission fluid exchange machine. Unlike a typical transmission service which only replaces approximately 25% of the used fluid, the TRANSTECH(R) can replace virtually 100% of the old fluid with new fluid in about fifteen minutes. The Company believes that it provides a shop owner with a quicker, safer and more profitable way to service automatic transmission systems. The system is unique because it provides the operator with two service modes--fluid replacement only and fluid plus filter replacement. The Company believes that this will give the repair shop the ability to upsell the service and provide an OEM-recommended service.


            Carbon Tune Engine Decarbonizing and Fuel System Cleaning Kit -- Product Overview.

            Carbon Tune is a three-part kit that cleans the air intake system, fuel system, combustion chambers and exhaust system of the vehicle. The kit includes an air intake aerosol, an engine decarbonizer and a patented fuel conditioner that helps keep the engine clean. The air intake aerosol is the same air intake detergent used in the MotorVac CarbonClean System. The fuel conditioner is a new patented product used as a fuel additive and is included as part of the service. The kit is also sold in concentrated form to the consumer after the service to maintain the peak performance of the engine.

            The Company believes that the products used in this kit provides the quick-serve shop operator with the safest and most effective fuel system cleaning product in the quick service market. Carbon Tune products do not contain alcohol or any flammable chemicals. In addition, its formulas have been proven effective by independent tests and have been used in thousands of professional MotorVac services worldwide.

            Product Warranties. The Company offers a limited warranty covering parts for a period of one year from the date of sale to the end user on all equipment distributed in the United States. For equipment delivered internationally, the Company provides a limited parts warranty only for a period of either 12 or 18 months from the date of shipment. The Company also offers a limited warranty for a period of one year for all of its proprietary fuel system detergents. During the Company's fiscal year ended December 31, 1997, the Company's aggregate warranty expense was approximately $108,000. During the Company's fiscal year ended December 31, 1998, the Company's aggregate warranty expense was approximately $213,000. The increase in 1998 was due to expenses incurred for correction of a flow control device; this problem has been corrected and no further warranty cost for this device is anticipated. There can be no assurance that future warranty expense will not have an adverse effect on the Company's results of operations or financial condition.

            Fuel System Cleaning Detergents. The Company markets and sells its proprietary fuel system detergents in both the United States and international markets utilizing different trade names in different markets. All of the Company's detergents clean dirt, varnish, waxes, carbon and other types of contaminants that build up in critical areas of the engine. The Company's detergents will not damage vehicle surfaces or paint, and are safe for use on all engine fuel system components (will not harm injectors or any sensitive computer components).


PRODUCT DISTRIBUTION

            The Company's products are currently sold through a national and international distribution network consisting primarily of the categories described below:

            Snap-on Incorporated. The Company sells the MotorVac CarbonClean System, the IDT System, the TRANSTECH(R) System, the CT 2100 and the MotorVac CarbonClean Detergent and Top Engine Cleaner to Snap-on for distribution through Snap-on's tool and equipment network, made up in the U.S. of approximately 3,800 Snap-on dealers and approximately 325 tech reps selling to approximately 300,000 automotive after-market consumers.

            Snap-on is a leading manufacturer and distributor of high-quality hand tools, power tools, tool storage products, diagnostics and shop equipment and information services primarily for use by professional technicians.

            The Company entered into an Exclusive Distribution Agreement dated as of April 10, 1995 (the "Snap-on Distribution Agreement") with Snap-on. Pursuant to the Snap-on Distribution Agreement, the Company appointed Snap-on as its exclusive distributor in the United States and Canada of the Company's "Sun" branded engine cleaning systems, fuel system detergent, transmission systems and enhanced adapter kits. The Company has the right, however, to enter into other distribution arrangements in the United States and Canada for machines that perform the same functions as the Sun System being sold through Snap-on and for its fuel system detergent in the same formulation as that sold to Snap-on, as long as the container is different and provided that the machines are not identical in design to the Sun System. In order to maintain its exclusivity, Snap-on must meet minimum purchase requirements set forth in the Snap-on Distribution Agreement. The Snap-on Distribution Agreement expired on April 10, 1998 but under an annual Automatic Renewal Provision, was extended to April 10, 1999. Neither Snap-on nor the Company had delivered written notice of cancellation as of February 10, 1999. Accordingly, the Company anticipates automatic renewal as of April 10, 1999. However, the agreement may be terminated prior to such dates in the event of certain defaults by the Company or Snap-on.

            Other Independent Distributors. The Company also markets the MotorVac CarbonClean System, the Carbon Tune System, the TRANSTECH(R) System and IDT System throughout the United States and Canada through a small network of independent distributors. In addition, the Company markets the CarbonClean System, the TRANSTECH(R) System and IDT System in over 55 countries worldwide through local and, in some cases, multinational independent distributors.

            In general, the Company's international distribution agreements provide that the distributor has the exclusive right to sell and distribute the Company's products within the specified territory. The distribution agreements generally include minimum performance goals that, if not met, entitle the Company to terminate the agreements.

            During the fiscal years ended December 31, 1998 and 1997, respectively, sales of the Company's products to divisions of Snap-on Incorporated accounted for approximately 73% and 72%, respectively, of the Company's net sales. No other distributor or customer accounted for more than 10% of the Company's net sales in the years ended 1998 and 1997.

            For the fiscal year ended December 31, 1998 and the fiscal year ended December 31, 1997, international sales accounted for approximately 18% and 26%, respectively, of the Company's net sales.

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

            With respect to direct competition with the Company's integrated fuel system cleaning machine and detergent delivery system, the Company is aware of a few manufacturers that produce products capable of performing functions similar to those performed by the Company's products. One such competitor is Injector Clean Systems, Inc., which manufactures a fuel injector cleaning machine and cleaning detergent. Their product is distributed worldwide by Bilstein Corporation under the Bilstein brand. In addition, a large number of companies, such as Wynn's International, Inc., First Brands Corporation (which markets and sells STP) and Pennzoil Company (which markets and sells GUMOUT), offer fuel additives that are marketed as fuel system cleaners with claims that they improve performance, reduce exhaust emissions and improve fuel economy. Moreover, many national brands of gasoline, including Chevron with Techron and Mobil, advertise that their gasoline additives clean fuel injectors and other parts of the fuel system.

            With respect to direct competition with the Company's transmission service system, the Company is aware of several manufacturers that produce products capable of performing functions similar to those performed by the Company's products. One competitor is Wynn's International, which markets the TransServe systems and also competes with the Company in the fuel system service equipment market. Other competitors include Norco Industries (which markets the Flo-Dynamics line of machines) and Century Manufacturing (which markets the T-Tech machines).

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

INTELLECTUAL PROPERTY

            The Company relies on patent and trademark protection and nondisclosure agreements to protect its intellectual property. The Company believes that its owned and licensed trade names and trademarks are critical to the Company's marketing strategy and its business.

            The Company licensed the rights under a patent which covered certain aspects of the Company's gasoline and diesel fuel system cleaning machines. The license agreement terminated on May 1, 1997. The Company has its own patents pending on its fuel system cleaning machines. Regarding the TRANSTECH(R) machine, the Company has purchased the patent from a third party in exchange for royalty payments which amounted to approximately $25,000 in 1998.

            The Company purchases all of its fuel system cleaning detergents from Shrader Packaging Co., Inc. ("Shrader"), a single supplier, under an Exclusive Supply Agreement. Under the agreement's terms, Shrader has agreed to produce and deliver to the Company, and the Company has agreed to buy, all of the detergents required by the Company in its business. The Company is also required to make minimum annual purchases of $250,000 per year (this requirement has been met for 1998), subject to annual inflation based increases. Shrader has agreed to limit price increases to increases in its material costs and operating overhead as necessary to maintain Shrader's profit margins. Under the Exclusive Supply Agreement, Shrader has agreed that it will not produce or sell any detergents substantially similar to the chemical formulations produced for the Company or which are in competition with the Company's chemical formulations without the Company's written permission.

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


RESEARCH AND DEVELOPMENT

            For the fiscal years ended December 31, 1998, the Company spent $22,893 on research and development; in 1997, the Company spent $21,220.


EMPLOYEES

            As of December 31, 1998, the Company had 42 employees, all of which were full-time employees, including 14 employed in sales and marketing, 19 employed in research and development, technical support and production, and
9 employed as administrative, accounting and support staff. None of the Company's employees are represented by unions, and the Company considers its employee relations to be good.

RISK FACTORS

Historical Operating Losses; Accumulated Deficit; Profitability Uncertain

            From August 28, 1992 (inception) for each year through December 31, 1998, with the exception of 1997, the Company incurred net losses. As of December 31, 1998, the Company had an accumulated deficit of $12,047,741. There can be no assurance that the Company will be able to achieve or maintain profitable operations in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Dependence Upon Single Sources of Supply; Lack of Long Term Supply Contracts for Machine Components

            The formulations utilized in the Company's gasoline and diesel detergents are manufactured by Shrader, an independent third party. These formulations are the proprietary property and a trade secret of such party, but are not, to the Company's knowledge, patented or otherwise protected. There can be no assurance that the supplier will be able to maintain its chemical formulations as trade secrets or that others will not independently develop chemical formulations that are similar to or competitive with the supplier's chemical formulations. The Company currently relies upon this supplier as its primary supplier of the Company's gasoline and diesel engine detergents under the terms of an exclusive supply agreement (the "Exclusive Supply Agreement"). The Company considers its detergents to be important proprietary assets. The loss by the supplier of the proprietary protection for its detergent formulas, a significant interruption in detergent deliveries by the supplier or the inability to obtain detergents from the supplier for any reason for any significant period of time could have a material adverse effect upon the Company and its results of operations. See "Business--Intellectual Property."

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


Dependence Upon Significant Customer

            During the fiscal year ended December 31, 1998 and December 31, 1997, the Company derived approximately 73% and 72%, respectively, of its total sales from sales to Snap-on, Incorporated, a distributor of the Company's products. No other customer accounted for more than 10% of the Company's net sales during these years. Any significant decrease in sales to Snap-on, which are not offset by increases in sales to other existing or new distributors, would have a material adverse effect upon the Company's results of operations and financial condition.

Future Capital Requirements

            The Company believes that available working capital at December 31, 1998 of $ 3,486,973 will be sufficient to allow the Company to meet its obligations as they become due through January 1, 2000. To the extent that the Company's cash flow from operations, if any, are insufficient to fund the Company's activities, the Company will be required to raise additional funds through equity or debt financings. No assurance can be given that such financing will be available on terms acceptable to the Company, if at all, and if available, such financing may result in further dilution to the Company's stockholders and/or in additional interest expense. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."


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


Variability in Operating Results

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


Dependence on International Sales

            A significant element of the Company's business strategy is to continue to expand in selected international markets. In the Company's fiscal year ended December 31, 1998 and December 31, 1997, respectively, the Company derived approximately 18% and 26%, respectively, of total sales from international markets. The Company's international sales efforts are subject to the customary risks of doing business abroad, including exposure to regulatory requirements, political and economic instability, barriers to trade, trade restrictions (including import quotas), tariff regulations, foreign taxes, restrictions on transfer of funds, difficulty in obtaining distribution and support and export licensing requirements, any of which could have a material adverse effect on the Company's results of operations and financial condition. The Company sells its products in United States dollar denominations only. Consequently, a weakening in the value of foreign currencies relative to the U.S. dollar and potential fluctuations in foreign currency exchange rates could have an adverse impact on the Company's sales and could cause the Company to reduce its selling prices, which could have a negative impact on gross margins on international sales. See "Business--Product Distribution."


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

Governmental Regulation

            The Company's products are marketed in part based on their ability to reduce air pollution and other harmful emissions from diesel and gasoline combustion engines as required by foreign, federal and state governmental regulations, as well as their ability to fix some driveability problems and increase fuel economy. Significant changes in such laws that reduce clean air requirements or the failure of the Company's products to enhance compliance with such laws in the future could have a material adverse effect on the Company's results of operations. Additionally, there may be changes in governmental regulations related to environmental, health, safety or labor matters with which the Company will have to comply. There can be no assurance that the Company will be able, for financial or other reasons, to comply with the requirements of any future changes in governmental regulations. Failure to comply with future governmental regulations could subject the Company to fines and injunctions, which could result in a material adverse effect on the Company's results of operations and financial condition. Although the Company is not aware of any claim involving violation of environmental, health, safety or labor laws or regulations, there can be no assurance that such a claim may not arise in the future, which may have a material adverse effect on the Company. See "Business--Governmental Regulation."


Control by Existing Stockholders

            At March 10, 1999, EMIIC, the principal stockholder of the Company, and the Company's directors and officers collectively, beneficially owned approximately 65.7 % of the Company's Common Stock (EMIIC, 62.1 %; the Company's directors and officers, 3.6 %). Consequently, these persons will have the ability to control the election of all the Company's directors, to determine the outcome of most corporate actions submitted to the vote of the Company's stockholders and to generally control the affairs and management of the Company. See "Security Ownership of Certain Beneficial Owners and Management." In addition, such concentration of ownership and control may have the effect of delaying, deferring or preventing a change of control in the Company.


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

ITEM 2.  DESCRIPTION OF PROPERTY

            The Company's executive offices, research and product development, assembly, warehousing and distribution facilities are currently housed in two adjacent leased industrial buildings; comprised of approximately 34,500 square feet located in a state-designated enterprise zone in Santa Ana, California. Under the terms of the lease, the Company presently pays rent of approximately $15,100 per month plus the Company's pro rata share of common area maintenance and operating expenses. The lease expires in January of 2003.


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

                                    HIGH        LOW
                                    ----        ---
YEAR ENDED DECEMBER 31, 1997

            First Quarter           5 7/8      3
            Second Quarter          4 5/8      2 3/4
            Third Quarter           3 3/4      2 3/8
            Fourth Quarter          3          1 1/8

                                    HIGH        LOW
                                    ----        ---
YEAR ENDED DECEMBER 31, 1998

            First Quarter           2 9/16     1 3/4
            Second Quarter          2 1/4      1
            Third Quarter           1 3/8       11/16
            Fourth Quarter          1            1/2

            There were approximately 102 holders of record of the Company's Common Stock as of February 26, 1999.

            No dividends have been declared or paid on the Company's Common
Stock.

            For the year ended December 31, 1998, the Company issued incentive and nonstatutory stock options to purchase an aggregate of 66,500 shares of Common Stock to directors, officers, employees and consultants. The exercise price for such options ranged between $.75 and $1.88 per share. The Company issued such options in reliance upon the exemption provided by Section 4(2) of the Securities Act.

(b) In accordance with the Securities and Exchange Commission Rule 463 and Item 701 of Regulation S-B, effective September 2, 1997, the Company hereby incorporates the information formerly included in Form SR for the period ended December 31, 1998.

(1)         File Number and Effective date of Registration Statement:
            o           April 25, 1996
            Commission File Number:
            o           333-1866-LA
(2)         Date offering commenced:
            o           April 25, 1996
(3) If offering terminated before any securities were sold, an explanation for such termination:
            o           N/A
(4) If offering did not terminate before any securities were sold, discuss:

            (i)         Whether the offering has terminated and, if so, whether
                        it terminated before the sale of all securities
                        registered: o The offering terminated after the sale of
                        all securities registered.
            (ii)        The name(s) of the managing underwriter(s), if any:
                        o           Meridian Capital Group, Inc.
            (iii)       The title of each class of securities registered:
                        o           Common Stock, $.01 par value
            (iv)        On account of the issuer:
                                    Amount registered:
                                    o           1,210,000 shares
                                    Aggregate price of offering amount
                                    registered:
                                    o           $6,503,750
                                    Amount sold:
                                    o           1,210,000 shares
                                    Aggregate offering price of amount sold to
                                    date:
                                    o           $6,503,750
                        On account of any Selling Security Holder(s):
                                    Amount registered:
                                    o           32,850 shares
                                    Aggregate offering price of amount
                                    registered:
                                    o           $176,569
                                    Amount sold:
                                    o           32,850 shares
                                    Aggregate offering price of amount sold:
                                    o           $176,569

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

            (vii)       Use of Proceeds:

                        Direct or indirect payments to
                        directors, officers, general
                        partners of the issuer or their
                        associates; to persons owning
                        10% or more of any class of            Direct or
                        equity securities of the issuer    indirect payments
                        and to affiliates of the               to others
                        issuer. (X if estimate)             (X if estimate)       Total
                        -------------------------------    -----------------    ---------
Repayment of
 Indebtedness                      123,572                     1,500,000        1,623,572
Working Capital                                                1,061,269        1,060,869
Repayment of Interest
 on Indebtedness                   836,428                                        836,428

Investments:
            Short Term CD's                                    1,500,000        1,500,000
            Other Cash and
              Cash Equivalents                                   132,605          132,605
                                                                                ---------
                                                                                5,153,474
                                                                                =========

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis should be read together with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB.


OVERVIEW

            The Company designs, develops, assembles, markets and sells machines for the diagnosis, maintenance and repair of internal combustion engine fuel and transmission systems primarily for the automotive after-market repair and service industry. The Company markets and sells its fuel system cleaning and transmission machines and detergents through various distribution channels, both in the United States and Canada ("Domestic"), primarily under the trade name MotorVac, and outside the United States and Canada ("International") under the trade name CarbonClean.

            The Company elected to change its fiscal year end to December 31 from March 31, effective with the fiscal year ended December 31, 1995. The following discussion and analysis addresses the results of the Company's operations for the twelve months ended December 31, 1998, as compared to the Company's results of operations for the twelve months ended December 31, 1997, except as otherwise noted. On May 1, 1996, the Company consummated an initial public offering (the "IPO") of 1,100,000 shares of its common stock, resulting in gross proceeds of approximately $5,912,500. On June 13, 1996, the Company completed the sale of an additional 110,000 shares of its Common Stock upon exercise of the underwriter's overallotment option (the "Overallotment"), resulting in gross proceeds to the Company of approximately $591,250.

            This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may experience significant fluctuations in future operating results due to a number of factors, including, among other things, the size and timing of customer orders, new or increased competition, new product introductions, delays in new product enhancements, quality control difficulties, changes in market demand, market acceptance of new products, product returns, seasonality in product purchases by distributors and end users, changes in inventory levels, and pricing trends in the automotive after-market industry in general, and in the specific markets in which the Company is active. Any of these factors could cause operating results to vary significantly from prior periods. Significant variability in orders during any period may have a material adverse impact on the Company's cash flow or work flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

            Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately, and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements, including, but not limited to, those set forth under "Risk Factors" contained in this Annual Report on Form 10-KSB and the Company's other periodic filings with the Commission. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

RESULTS OF OPERATIONS

The results of operations for the years ended December 31, 1998 and 1997 were as follows:

                                    Year Ended        Year Ended
                                     12/31/98          12/31/97
                                   ------------      ------------
NET SALES                          $ 10,017,020      $  9,875,739
COST OF SALES                         5,548,288         5,618,286
                                   ------------      ------------
GROSS PROFIT                          4,468,732         4,257,453
OPERATING EXPENSES                    4,905,145         3,983,205
                                   ------------      ------------
(LOSS) INCOME FROM OPERATIONS          (436,413)          274,248
INTEREST INCOME, NET                    (56,504)          (41,696)
                                   ------------      ------------
(LOSS) INCOME BEFORE PROVISION
     FOR INCOME TAXES                  (379,909)          315,944
PROVISION FOR INCOME TAXES                5,558             4,136
                                   ------------      ------------
NET (LOSS) INCOME                  $   (385,467)     $    311,808
                                   ============      ============


COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1998 TO THE TWELVE MONTHS ENDED DECEMBER 31, 1997

            Net Sales. Net sales for the year ended December 31, 1998 of $10,017,020 increased $141,281(approximately 1%) from $9,875,739 for the year ended December 31, 1997. The primary reason for the sales increase was TRANSTECH(R) machines and detergents; these increases were partially offset by declines in gas and diesel machine sales.

            Cost of Sales. Cost of sales for the year ended December 31, 1998 decreased by $69,998 (approximately 1%) to $5,548,288 from $5,618,286 for the year ended December 31, 1997. Cost of sales as a percent of net sales, for the year ended December 31, 1998, was 55% versus 57% of net sales for the year ended December 31, 1997. The primary reason for the slight cost of sales decrease as a percent of sales was that detergent sales, which have a lower cost as a percentage of net sales, made up a higher proportion of total net sales in 1998 compared to 1997.

            Operating Expenses. Operating expenses for the year ended December 31, 1998 of $4,905,145 increased $921,940 (approximately 23%) from $3,983,205 for the year ended December 31, 1997. The major reasons for the increase were a litigation settlement of approximately $344,000, offsetting 1997 expenses, selling expenses of approximately $213,000 for the new Automotive Solutions division initiated in 1998, and approximately $184,000 in advertising cost increases including approximately $84,000 for independent testing to validate the successful performance of the Company's diesel machine.

             (Loss) Income from Operations. As a result of the above, the loss from operations for the year ended December 31, 1998 of $436,413 decreased by $710,661 from operating income of $274,248 for the year ended December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

For the Twelve Months Ended December 31, 1998

            Cash at December 31, 1998 was $1,632,605. Cash of $421,284 was generated by operating activities for the year ended December 31, 1998. Cash flow used in financing activities for the year was $349,646, and cash used for investing activities was $104,153. The net result was a decrease in cash of $32,515 from the year earlier. Working capital, at $3,486,973, decreased by $177,760 from 1997, and the current ratio increased to 4.7:1 from 3.7:1 in 1997.

            The Company maintains a $1,500,000 revolving line of credit expiring March 31, 1999 at the bank's prime rate. The line is secured by a certificate of deposit of $1,500,000 expiring the same date. At December 31, 1998, there were no borrowings under the line. There are no financial covenants in the line of credit.


INFORMATION SYSTEMS AND THE YEAR 2000

            The Company has made an assessment of the ability of its primary information systems to properly utilize dates beyond year 1999. The results of this review indicate these systems are Year 2000 Compliant, and that no material system design or correction effort will be required.

            The developer of the primary accounting and business software the Company uses has stated that the subject system and software are Year 2000 Compliant. Notwithstanding this representation, the Company plans, by the end of the Second Quarter of 1999, to run appropriate live-system testing to confirm compliance. Diagnostic tests have already been performed on the key system modules; the primary modules tested positive. Certain secondary modules that were deficient can be remedied with standard software additions at modest cost. The Company has also tested its desktop computer environment and related network structure. These tests have identified certain routine upgrades which will achieve compliance, and the Company is proceeding to implement the upgrades. Because the accounting software system is so widely used, the Company, at this time, does not anticipate any significant problems in being compliant with respect to its systems, nor will it require significant expenditures to effect compliance.

            The Company has contacted its major vendors and customers to assure that their systems are Year 2000 compliant. These parties have responded that they all intend to be Year 2000 Compliant. There is no assurance that any of these parties will not have compliance problems. The Company has one customer that represents 73% of its sales for 1998 and has several key vendors whose source and supply may not be easily replaced. A Year 2000 Compliance problem incurred by this customer or key vendors could have a materially adverse effect on the Company's business.

            The Company is using several software/systems third-party advisors who are experienced in Y2K compliance issues. To perform remaining tests and add hardware where necessary, the Company estimates expenditures will not exceed $25,000.


STOCK REPURCHASE PROGRAM

            On September 24, 1998, the Board of Directors announced approval of the repurchase and cancellation of up to 451,492 shares of its Common Stock, which, at that time, constituted approximately 10% of the Company's outstanding shares. New shares of Common Stock will be reserved for issuance under a stock compensation plan pursuant to which participating directors may elect to receive shares of Common Stock of the Company in lieu of such directors' annual retainer and meeting attendance fees, and for an employee stock purchase plan for participating employees and officers of the Company. Stock purchases under the repurchase program commenced October 2, 1998, and through December 31, 1998, an aggregate of 61,000 shares of Common Stock have been repurchased for aggregate consideration of $56,375.


ITEM 7.  FINANCIAL STATEMENTS.

            The information required by this item is included in Pages F-1 through F-13 attached hereto and incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

            None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            The information required by this item is incorporated herein by reference from Issuer's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Issuer's 1999 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Proposal 1--Election of Directors," "Section 16(A), Beneficial Ownership Reporting Compliance" and "Additional Information--Management."


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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The information required by this item is incorporated herein by reference from Issuer's Proxy Statement under the heading "Certain Transactions."


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a)         See Exhibit Index below.

            (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                           MOTORVAC TECHNOLOGIES, INC.

                          EXHIBIT INDEX TO FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1998



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

10.14 (5)         Products Distribution Agreement dated December 1, 1996, by and between the Registrant and Snap-on
                  Tools Japan K.K.

10.15 (5)         Products Distribution Agreement dated January 6, 1997, by and between the Registrant and China Motor-
                  Vehicle Safety Appraisal and Inspection Center.

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

10.39 (6)         Employment Agreement dated as of November 13, 1997, by and between the Registrant and David P.
                  Nelson.

10.40 (6)         Termination Agreement dated as of September 26, 1997, by and between the Registrant and Allan T.
                  Maguire.

10.41 (7)+        First Amendment to 1996 Stock Incentive Award Plan of Registrant.

10.42 (7)+        First Amendment to Form of 1996 Director Non-Qualified Stock Option Agreement.

10.43 (7)+        First Amendment to Form of 1996 Employee Non-Qualified Stock Option Agreement.

10.44 (7)+        1998 Employee Stock Purchase Plan and related offering document.

10.45 (7)+        1998 Stock Compensation Plan.

11.1              Statement of Calculation of Net Loss Per Share and Supplementary Net Loss Per Share.

24.1              Power of Attorney.  Reference is made to page 25.

27.1              Financial Data Schedule in accordance with Article 5 of Regulation S-X.

27.2 (6)          Financial Data Schedule in accordance with Article 5 of Regulation S-X, restated for year-end 1996 and quarters ended June 30, 1996 and September 30, 1996.

27.3 (6)          Financial Data Schedule in accordance with Article 5 of Regulation S-X, restated for quarters ended March
                  31, 1997, June 30, 1997 and September 30, 1997.

------------

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

(6) Previously filed as an exhibit to Form 10-KSB for the year ended December 31, 1997, and incorporated herein by reference.

(7) Previously filed as an exhibit to Form S-8 dated December 28, 1998, and incorporated herein by reference.

 +          Indicates a management contract or compensatory plan or arrangement.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MotorVac Technologies, Inc.


Date:   March 26, 1999            By: /s/ Lee W. Melody
        --------------                ------------------------------------------
                                      Lee W. Melody
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


Date:   March 26, 1999            By: /s/ David P. Nelson
        --------------                ------------------------------------------
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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature                        Title                            Date
            ---------                        -----                            ----

/s/ Ronald J. Monark                       Chairman of the Board,       March 26, 1999
----------------------------------         Director
Ronald J. Monark


/s/ Lee W. Melody                          President and Chief          March 26, 1999
----------------------------------         Executive Officer,
Lee W. Melody                              Director


/s/ David P. Nelson                        Vice President of Finance,   March 26, 1999
----------------------------------         Chief Financial Officer,
David P. Nelson                            Treasurer and Secretary


/s/ Stephen L. Greaves                     Director                     March 26, 1999
----------------------------------
Stephen L. Greaves


/s/ Grant Ferrier                          Director                     March 26, 1999
----------------------------------
Grant Ferrier


/s/ Gerald C. Quinn                        Director                     March 26, 1999
----------------------------------
Gerald C. Quinn


/s/ Daniel P. Whelan                       Director                     March 26, 1999
----------------------------------
Daniel P. Whelan

                          INDEX TO FINANCIAL STATEMENTS


                                                                                     PAGE
                                                                                     ----
Independent Auditors' Report                                                         F-2

Financial Statements:

Balance sheets as of December 31, 1998 and 1997                                      F-3

Statements of operations for the years ended December 31, 1998 and 1997              F-4

Statements of stockholders' equity for the years ended December 31, 1998 and 1997    F-5

Statements of cash flows for the years ended December 31, 1998 and 1997              F-6

Notes to financial statements                                                        F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of MotorVac Technologies, Inc.:


We have audited the accompanying balance sheets of MotorVac Technologies, Inc. (the "Company") as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of MotorVac Technologies, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Costa Mesa, California
March 2, 1999

                           MOTORVAC TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                                               DECEMBER 31,        DECEMBER 31,
                                                                                   1998                1997
                                                                               ------------        ------------
                                                  ASSETS
CURRENT ASSETS:
      Cash and cash equivalents (Note 6)                                       $  1,632,605        $  1,665,120
      Accounts Receivable, net of allowance for doubtful accounts
        of $84,662 (1998) and  $43,542 (1997)                                       866,357           1,763,212
      Inventories, net of reserve of $63,099 (1998)
         and $69,610 (1997) (Note 3)                                              1,667,333           1,197,544
      Other Current Assets - including deposits with vendors of $196,030
        (1998), and $133,565 (1997)                                                 275,245             394,100
                                                                               ------------        ------------
      Total Current Assets                                                        4,441,540           5,019,976

PROPERTY AND EQUIPMENT, net (Note 4)                                                242,666             231,928

INTANGIBLE ASSETS, net of accumulated amortization of $1,185,155
       (1998) and $867,064 (1997) (Note 2)                                          639,288             957,379

OTHER ASSETS                                                                         17,227              17,227
                                                                               ------------        ------------
                                                                               $  5,340,721        $  6,226,510
                                                                               ============        ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts Payable and Other Current Liabilities (Note 5)                  $    954,567        $  1,105,243
      Short-term note payable to bank (Note 6)                                                          250,000
                                                                               ------------        ------------
           Total Current Liabilities                                                954,567           1,355,243

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Notes 1, 10 and 11):
      Common Stock, $.01 par value; 10,000,000 shares authorized;
        4,453,918 issued and outstanding                                             44,539              45,149
      Additional paid-in capital                                                 16,467,788          16,523,553
      Employee Stock Loans                                                          (78,432)            (35,161)
      Accumulated Deficit                                                       (12,047,741)        (11,662,274)
                                                                               ------------        ------------
      Total Stockholders' Equity                                                  4,386,154           4,871,267
                                                                               ------------        ------------
                                                                               $  5,340,721        $  6,226,510
                                                                               ============        ============


(See Accompanying Notes to Financial Statements)

                           MOTORVAC TECHNOLOGIES, INC.

                            Statements of Operations

                                                         YEAR ENDED          YEAR ENDED
                                                        DECEMBER 31,        DECEMBER 31,
                                                            1998                1997
                                                        ------------        ------------
NET SALES (Note 12)                                     $ 10,017,020        $  9,875,739
COST OF SALES                                              5,548,288           5,618,286
                                                        ------------        ------------
GROSS PROFIT                                               4,468,732           4,257,453
OPERATING EXPENSES (Note 7)                                4,905,145           3,983,205
                                                        ------------        ------------
(LOSS) INCOME FROM OPERATIONS                               (436,413)            274,248
INTEREST INCOME, NET                                         (56,504)            (41,696)
                                                        ------------        ------------
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES             (379,909)            315,944
PROVISION FOR INCOME TAXES (Note 8)                            5,558               4,136
                                                        ============        ============
NET (LOSS) INCOME                                       $   (385,467)       $    311,808
                                                        ============        ============
BASIC (LOSS) EARNINGS  PER SHARE                        $      (0.09)       $       0.07
                                                        ============        ============
WEIGHTED AVERAGE SHARES USED TO CALCULATE BASIC
 (LOSS) EARNINGS  PER SHARE                                4,503,285           4,514,918
                                                        ============        ============
DILUTED (LOSS) EARNINGS  PER SHARE                      $      (0.09)       $       0.07
                                                        ============        ============
WEIGHTED AVERAGE SHARES USED TO CALCULATE DILUTED
   (LOSS) EARNINGS PER SHARE                               4,503,285           4,514,918
                                                        ============        ============


(See Accompanying Notes to Financial Statements)

                           MOTORVAC TECHNOLOGIES, INC.

                       Statements of Stockholders' Equity

                                           COMMON STOCK          ADDITIONAL     EMPLOYEE
                                       ---------------------      PAID-IN         STOCK        ACCUMULATED
                                         SHARES      AMOUNT       CAPITAL         LOANS           DEFICIT          TOTAL
                                       ---------     -------    -----------     ---------      ------------      ----------
BALANCE, January 1, 1997               4,514,918     $45,149    $16,523,553     $              $(11,974,082)     $4,594,620
Net Income                                                                                          311,808         311,808
Employee Stock Loans                                                              (35,161)                          (35,161)
                                       ---------     -------    -----------     ---------      ------------      ----------
BALANCE, December 31, 1997             4,514,918      45,149     16,523,553       (35,161)      (11,662,274)      4,871,267
Net Loss                                                                                           (385,467)       (385,467)
Employee Stock Loans                                                              (43,271)                          (43,271)
Shares Repurchased under Plan            (61,000)       (610)       (55,765)                                        (56,375)
                                       ---------     -------    -----------     ---------      ------------      ----------
BALANCE, December 31, 1998             4,453,918     $44,539    $16,467,788     $ (78,432)     $(12,047,741)     $4,386,154
                                       =========     =======    ===========     =========      ============      ==========

(See Accompanying Notes to Financial Statements)

                          MOTORVAC TECHNOLOGIES, INC.

                           Statements of Cash Flows

                                                                          YEAR ENDED         YEAR ENDED
                                                                         DECEMBER 31,       DECEMBER 31,
                                                                             1998               1997
                                                                         -----------        -----------
CASH FLOWS  FROM OPERATING ACTIVITIES:
Net (Loss)Income                                                         $  (385,467)       $   311,808
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
    Depreciation and amortization                                            411,506            463,776
    Net change in operating assets and liabilities:
        Accounts receivable                                                  896,855           (543,183)
        Inventories                                                         (469,789)           (32,133)
        Other Current Assets                                                 118,855             65,365
        Accounts payable and other current liabilities                      (150,676)           210,631
                                                                         -----------        -----------

          Net cash provided by operating activities                          421,284            476,264

CASH FLOWS FROM INVESTING ACTIVITY -
    Purchase of property and equipment                                      (104,153)           (85,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of Common Stock                                               (56,375)
    Advances to key employees for stock purchases                            (43,271)           (35,161)
    Repayment of notes payable to bank                                      (250,000)        (1,250,000)
                                                                         -----------        -----------
        Net cash used in financing activities                               (349,646)        (1,285,161)
                                                                         -----------        -----------

NET DECREASE IN CASH                                                         (32,515)          (894,869)

CASH AND CASH EQUIVALENTS, beginning of year                               1,665,120          2,559,989
                                                                         -----------        -----------
CASH AND CASH EQUIVALENTS, end of year                                   $ 1,632,605        $ 1,665,120
                                                                         ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

        Interest paid                                                    $    20,897        $    62,338
                                                                         ===========        ===========

        Income taxes paid                                                $     5,132        $     1,309
                                                                         ===========        ===========

(See Accompanying Notes to Financial Statements)

                           MOTORVAC TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)


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

            Fiscal Year - The Company's year-end for financial reporting and income tax purposes is December 31.


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

            Basic and Diluted (Loss) Earnings Per Common Share - The Company adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share," for the year ended 1997. Basic (loss) earnings per common share is computed as net (loss) income divided by the weighted average number of common shares outstanding during the period. Diluted net (loss) earnings per common share is computed as net income divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period. Common stock equivalents are excluded from the (loss) earnings per share calculation when the effect would be anti-dilutive.

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

                           MOTORVAC TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)


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


3.          INVENTORIES

            Inventories, which include materials, supplies, labor and manufacturing overhead, are summarized as follows:

                                             1998               1997
                                         -----------        -----------
            Materials and supplies       $   878,548        $   755,079
            Work in process                   45,731             17,069
            Finished product                 806,153            495,006
            Reserve                          (63,099)           (69,610)
                                         -----------        -----------
                                         $ 1,667,333        $ 1,197,544
                                         ===========        ===========


4.          PROPERTY AND EQUIPMENT

            Property and equipment consist of the following:

                                                      1998              1997
                                                      ----              ----
            Computer equipment and software         $ 260,171        $ 241,232
            Machinery and equipment                   304,042          226,826
            Furniture and fixtures                    172,879          164,881
            Leasehold improvements                      2,434            2,434
                                                    ---------        ---------
                                                      739,526          635,373
            Less accumulated depreciation and
             amortization                            (496,860)        (403,445)
                                                    ---------        ---------
                                                    $ 242,666        $ 231,928
                                                    =========        =========

                           MOTORVAC TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)



5.          ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

            Accounts payable and other current liabilities consist of the following:

                                               1998             1997
                                            ----------       ----------
            Accounts payable                $  643,365       $  818,955
            Other current liabilities          311,202          286,288
                                            ----------       ----------
                                            $  954,567       $1,105,243
                                            ==========       ==========


6.          SHORT-TERM NOTE PAYABLE TO BANK

            Short-term note payable consists of a note payable to Imperial Bank. The note is collateralized by a $1,500,000 certificate of deposit on deposit with the bank. Interest is payable monthly at prime (7.75% at December 31, 1998). Principal is due March 31, 1999. No borrowings were outstanding as of December 31, 1998.


 7.         COMMITMENTS AND CONTINGENCIES

            Leases - The Company leases an office and manufacturing facility under an operating lease.

            Future minimum annual payments on the noncancelable facility lease are as follows:

                    Year ending December 31:
                              1999                     $ 175,131
                              2000                       187,986
                              2001                       195,277
                              2002                       199,932
                              2003                        16,690
                                                       ---------
                                                       $ 775,016
                                                       =========

            Under the lease agreement, the Company is required to pay various expenses including maintenance, insurance, utility costs and property taxes. Rental expense amounted to $177,686 and $136,326 for the years ended December 31, 1998 and 1997, respectively.

            Employment Contracts - The Company has entered into employment contracts with four officers of the Company. Such contracts provide for minimum annual salaries aggregating $495,000 at December 31, 1998. The contracts have one-year or multiple-year automatic renewals based on the Company's failing to give "Notice of Non-Renewal" sixty (60) days before the expiration of such contracts. In the event of termination of a contract by the Company without cause, the Company would be required to pay continuing salary payments for specified periods in accordance with the contracts.

            Litigation Recovery - During the year ended December 31, 1997, the Company received a litigation settlement and insurance reimbursements totaling $344,000 relating to a lawsuit between itself and DeCarbon Australia Pty. Ltd., et al., that was settled in the Company's favor. These amounts are recorded as an offset to operating expenses in the accompanying financial statements.

                           MOTORVAC TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)


8.          INCOME TAXES

            The components of the provision for income tax expense are as follows:

                                            1998         1997
                                           ------       ------
            Current:
               Federal                     $   --       $2,571
               State                        5,558        1,565
                                           ------       ------
                                            5,558        4,136
            Deferred:
               Federal                         --           --
               State                           --           --
                                           ------       ------
            Total                          $5,558       $4,136
                                           ======       ======

            Taxes on income vary from the statutory Federal income rate applied to earnings before taxes on income taxes as follows:

                                                                1998             1997
                                                              ---------        ---------
            Statutory federal income tax rate (35%)
              applied to earnings before income taxes         $(132,968)       $ 110,581
            State income taxes, net of federal benefits           1,079           16,682
            Change in valuation allowances                      119,970         (124,614)
            Effects of lower federal income tax rate              3,799           (3,159)
            Miscellaneous permanent items                         9,758           21,413
            Other                                                 3,920          (16,767)
                                                              ---------        ---------
                                                              $   5,558        $   4,136
                                                              =========        =========

            Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation reserves are as follows:

                                                                       1998               1997
                                                                    -----------        -----------
            Deferred tax assets:
               Net operating loss carryforwards                     $ 3,251,709        $ 3,214,019
               Capitalized costs                                        421,600            419,122
               Accruals and reserves                                    162,267            103,747
               Property and equipment                                    39,365             42,399
               Other                                                        556              4,613
                                                                    -----------        -----------
                                    Total deferred tax assets         3,875,497          3,783,900
            Less valuation allowance                                 (3,870,125)        (3,750,155)
                                                                    -----------        -----------
            Deferred tax assets, net                                      5,372             33,745
            Deferred tax liabilities                                     (5,372)           (33,745)
                                                                    -----------        -----------
            Net deferred tax asset (liability)                      $        --        $        --
                                                                    ===========        ===========

                           MOTORVAC TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)



            The Company has fully reserved for net deferred tax assets whose realization depends on future taxable income. The valuation allowance increased by $119,970 during 1998 and decreased by $124,614 during 1997.

            As of December 31, 1998, the Company has tax net operating loss carryforwards available to offset taxable income of approximately $9,207,380 and $3,322,166 for federal and state purposes, respectively. The federal and state net operating loss carryforwards begin expiring in 2007 and 1999, respectively. The Company also has federal and California research and development credit carryovers of approximately $41,000 and $18,000, respectively, which begin expiring in 2007.

            Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating loss and credit carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will generally be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.


9.          NOTES RECEIVABLE FROM COMPANY EXECUTIVES

            In 1997 and 1998, the Company executed notes receivable from five of its top executives in the principal amount of $78,432. The proceeds were used by the executives to purchase shares of Company common stock on the open market. The notes, which carry an interest rate of 5.69%, are due the earlier of three years from date of advance or the date the executive terminates for any reason. The notes are collateralized by the shares purchased. The notes receivable are treated as a contra-equity account in the accompanying balance sheet.


10.         STOCK PURCHASE PLAN

            On September 24, 1998, the Board of Directors announced approval of the repurchase and cancellation of up to 451,492 shares of its Common Stock, which, at that time, constituted approximately 10% of the Company's outstanding shares. New shares of Common Stock will be reserved for issuance under a stock compensation plan pursuant to which participating directors may elect to receive shares of Common Stock of the Company in lieu of such directors' annual retainer and meeting attendance fees, and for an employee stock purchase plan for participating employees and officers of the Company. Stock purchases under the repurchase program commenced October 2, 1998, and through December 31, 1998, an aggregate of 61,000 shares of Common Stock have been repurchased for aggregate consideration of $56,375.


11.         STOCK INCENTIVE AWARD PLAN

            In 1994, the Company adopted the 1994 Stock Incentive Award Plan (the "1994 Plan"). The Company has reserved an aggregate of 126,400 shares of common stock for issuance under the 1994 Plan. All options were granted at fair market value at the date of grant. On February 9, 1996, the Company's Board of Directors approved the 1996 Stock Incentive Award Plan (the "Incentive Plan") and the 1996 Director Stock Plan (the "Director Plan"). These plans provide for the Company to issue options to purchase up to 325,000 and 50,000 shares, respectively, of the Company's Common Stock at fair market value on the date of grant. All options granted have been granted in accordance with the provisions of the 1994 Plan and the Incentive Plan. Provisions of the plans call for options to be granted at the estimated fair market value which is generally the average of the bid and ask price on the date of the grant. As of December 31, 1998, options representing 203,498 shares were exercisable.

                           MOTORVAC TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)


            Stock option activity for the years ended December 31, 1998 and 1997 is as follows:

                                                 NUMBER OF         PRICE PER
                                                  SHARES             SHARE
                                                 ---------       --------------
            BALANCE, January 1, 1997              396,440        $5.10 to $6.13
            Granted                                28,176        $2.81 to $4.69
            Options lapsed                        (67,046)       $5.10 to $5.38
                                                  -------
            BALANCE, December 31, 1997            357,570        $2.81 to $6.13
            Granted                                66,500        $0.75 to $1.88
            Options lapsed                        (11,061)       $5.10 to $5.38
                                                  -------
            BALANCE, December 31, 1998            413,009        $0.75 to $6.13
                                                  =======


            The Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

            SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life, 120 months following grant (except for approximately 44 months on 13,930 shares); stock volatility, 77% in 1998, 47% to 69% in 1997; risk-free interest rate 5.5% to 5.6% in 1998, 6.2% to 6.7% in 1997; and no dividends during the expected term. Forfeitures are recognized as they occur. If the computed fair values of the 1998, 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $512,316 ($.11 per share) in 1998, and net income would have been $208,516 ($0.05 net income per share) in 1997. However, the impact of outstanding stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1997 and 1998 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

            The weighted average remaining contractual life and weighted average exercise price are 6.7 years and $4.71, respectively. The weighted average fair value of options granted during the years ended December 31, 1998 and December 31, 1997 was $1.63 and $2.76, respectively.

                           MOTORVAC TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)


12.         CONCENTRATION OF NET SALES

            Approximately 73% and 72% of the Company's net sales were made to one customer during the years ended December 31, 1998 and 1997, respectively. A decision by this customer to decrease the amount purchased from the Company or to cease distributing the Company's products could have a material adverse effect on the Company's financial conditions and results of operations.

            The Company sells its products through distributors in the domestic (defined as U.S. and Canada) and the international marketplace. The Company sells three types of products (% of sales for 1998 and 1997 indicated): vehicle engine decarbonizing machines (44% and 72%), detergent for use in the decarbonizing machines (21% and 17%), and vehicle transmission flush machines (29% and 3%); an additional 6% and 8% of sales is for machine parts. The sales process is structured geographically between domestic and international. All machine products are produced at, or distributed from, the same plant. The Company's major customers typically purchase all three product types. The Company uses information based on products and geographic location; however, the business activities are managed as a single segment. For the years ended December 31, 1998 and 1997, net sales by region were as follows:

                                             YEAR ENDED        YEAR ENDED
                                            DECEMBER 31,      DECEMBER 31,
                                               1998              1997
                                            -----------       -----------
            North America                   $ 8,210,703       $ 7,293,614
            South and Central America           132,850           505,193
            Europe                              338,170           272,796
            Middle East and Africa              348,273            24,008
            Asia                                987,024         1,780,128
                                            -----------       -----------
                                            $10,017,020       $ 9,875,739
                                            ===========       ===========

                                 EXHIBIT INDEX


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

10.14 (5)         Products Distribution Agreement dated December 1, 1996, by and between the Registrant and Snap-on
                  Tools Japan K.K.

10.15 (5)         Products Distribution Agreement dated January 6, 1997, by and between the Registrant and China Motor-
                  Vehicle Safety Appraisal and Inspection Center.

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

10.39 (6)         Employment Agreement dated as of November 13, 1997, by and between the Registrant and David P.
                  Nelson.

10.40 (6)         Termination Agreement dated as of September 26, 1997, by and between the Registrant and Allan T.
                  Maguire.

10.41 (7)+        First Amendment to 1996 Stock Incentive Award Plan of Registrant.

10.42 (7)+        First Amendment to Form of 1996 Director Non-Qualified Stock Option Agreement.

10.43 (7)+        First Amendment to Form of 1996 Employee Non-Qualified Stock Option Agreement.

10.44 (7)+        1998 Employee Stock Purchase Plan and related offering document.

10.45 (7)+        1998 Stock Compensation Plan.

11.1              Statement of Calculation of Net Loss Per Share and Supplementary Net Loss Per Share.

24.1              Power of Attorney.  Reference is made to page 25.

27.1              Financial Data Schedule in accordance with Article 5 of Regulation S-X.

27.2 (6)          Financial Data Schedule in accordance with Article 5 of Regulation S-X, restated for year-end 1996 and quarters ended June 30, 1996 and September 30, 1996.

27.3 (6)          Financial Data Schedule in accordance with Article 5 of Regulation S-X, restated for quarters ended March
                  31, 1997, June 30, 1997 and September 30, 1997.

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

(6) Previously filed as an exhibit to Form 10-KSB for the year ended December 31, 1997, and incorporated herein by reference.

(7) Previously filed as an exhibit to Form S-8 dated December 28, 1998, and incorporated herein by reference.

 +          Indicates a management contract or compensatory plan or arrangement.