Form 10QSB
period 1999-03-31
MOTORVAC TECHNOLOGIES INC
filed 1999-05-10
CIK 915846

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

              For the transition period from ________ to ________.

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
Yes [X]   No [ ]

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                        Date                Outstanding

Common Stock, $.01 par value            March 31, 1999             4,464,918

Transitional Small Business Disclosure Format (check one);
Yes [ ]   No [X]

Part I. Financial Information

Item I. Financial Statements

                           MOTORVAC TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                                                               MARCH 31,        DECEMBER 31,
                                                                                                 1999               1998
                                                                                             ------------       ------------
                                          ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                               $  1,671,145       $  1,632,605
     Accounts Receivable, net of allowance for doubtful accounts
       of $78,568 (March 31, 1999) and  $84,662 (December 31, 1998)                             2,452,626            866,357
     Inventories, net of reserve of $103,491 (March 31, 1999)
        and $63,099 (December 31, 1998)                                                         2,125,586          1,667,333
     Other Current Assets - (including deposits with vendors of $247,332 at
       March 31, 1999, and $196,030 at December 31, 1998)                                         380,300            275,245

                                                                                             ------------       ------------
     Total Current Assets                                                                       6,629,657          4,441,540

PROPERTY AND EQUIPMENT, net                                                                       285,143            242,666

INTANGIBLE ASSETS, net of accumulated amortization of
     $1,264,677 (March 31, 1999) and $1,185,155 (December 31, 1998)                               559,766            639,288

OTHER ASSETS                                                                                       17,227             17,227
                                                                                             ------------       ------------

                                                                                             $  7,491,793       $  5,340,721
                                                                                             ============       ============

                            LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Other Current Liabilities                                          $  2,161,929       $    954,567
     Short-term note payable to bank                                                              650,000
                                                                                             ------------       ------------

          Total Current Liabilities                                                             2,811,929            954,567

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; 10,000,000 shares authorized;
       4,464,918 issued and outstanding (March 31, 1999) and 4,453,918 ( Dec. 31, 1998)            44,649             44,539
     Additional paid-in capital                                                                16,478,678         16,467,788
     Employee Stock Loans                                                                         (79,592)           (78,432)
     Accumulated Deficit                                                                      (11,763,871)       (12,047,741)

                                                                                             ------------       ------------
     Total Stockholders' Equity                                                                 4,679,864          4,386,154
                                                                                             ------------       ------------

                                                                                             $  7,491,793       $  5,340,721
                                                                                             ============       ============


                (See Accompanying Notes to Financial Statements)

                           MOTORVAC TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME


                                                             THREE MONTHS ENDED
                                                       -----------------------------
                                                        MARCH 31,         MARCH 31,
                                                          1999              1998
                                                       -----------       -----------

NET SALES                                              $ 4,053,760       $ 3,083,615

COST OF SALES                                            2,609,430         1,720,211
                                                       -----------       -----------

GROSS PROFIT                                             1,444,330         1,363,404

OPERATING EXPENSES                                       1,170,768         1,312,220

                                                       -----------       -----------
OPERATING INCOME                                           273,562            51,184

INTEREST INCOME, NET                                       (11,358)          (16,246)

                                                       -----------       -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                   284,920            67,430

PROVISION FOR INCOME TAXES                                   1,050             3,500

                                                       -----------       -----------
NET INCOME                                             $   283,870       $    63,930
                                                       ===========       ===========

BASIC EARNINGS  PER SHARE                              $      0.06       $      0.01
                                                       ===========       ===========

WEIGHTED AVERAGE SHARES USED TO CALCULATE BASIC
  EARNINGS PER SHARE                                     4,464,918         4,514,918
                                                       ===========       ===========

DILUTED EARNINGS  PER SHARE                            $      0.06       $      0.01
                                                       ===========       ===========

WEIGHTED AVERAGE SHARES USED TO CALCULATE DILUTED
  EARNINGS PER SHARE                                     4,473,869         4,514,918
                                                       ===========       ===========


                (See Accompanying Notes to Financial Statements)

                           MOTORVAC TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS


                                                                 THREE MONTHS ENDED
                                                           -----------------------------
                                                            MARCH 31,         MARCH 31,
                                                              1999              1998
                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                 $   283,870       $    63,930
Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                              112,599           104,677
    Loss on disposal of fixed assets                            50,000

    Net change in operating assets and liabilities:
       Accounts receivable                                  (1,586,269)         (358,897)
       Inventories                                            (458,253)           56,173
       Other Current Assets                                   (105,055)          (86,011)

       Accounts payable and other current liabilities        1,207,362           (69,219)
                                                           -----------       -----------

         Net cash used in operating activities                (495,746)         (289,347)

CASH FLOWS FROM INVESTING ACTIVITY -
    Purchase of property and equipment                        (125,554)          (41,413)


CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuances of common stock                                   11,000
    Advances to employees for stock purchases                   (1,160)          (17,930)
    Proceeds from issuance of notes payable to bank            650,000           325,000
                                                           -----------       -----------
       Net cash provided by financing activities               659,840           307,070
                                                           -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            38,540           (23,690)

CASH AND CASH EQUIVALENTS, beginning of period               1,632,605         1,665,120

                                                           -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                   $ 1,671,145       $ 1,641,430
                                                           ===========       ===========

SUPPLEMENTAL DISCLOSURES OF  CASH FLOW
    INFORMATION:
       Interest paid                                       $     4,147       $     7,319
                                                           ===========       ===========

       Income taxes paid                                   $     1,050       $     3,350
                                                           ===========       ===========


                (See Accompanying Notes to Financial Statements)

        Notes to Unaudited Financial Statements
        (for the Three-Month Period Ended March 31, 1999):


1.      Basis of Presentation

        The information set forth in these financial statements as of March 31, 1999 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MotorVac Technologies, Inc. (the "Company" or "MTI") for the period indicated. Results of operations for the interim three-month period ended March 31, 1999 are not necessarily indicative of the results of operations for the full fiscal year.

        Certain information normally included in footnote disclosures to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.


2.      Inventories

        Inventories, which include materials, supplies, labor and manufacturing overhead, are summarized as follows:


                                                March 31, 1999   December 31, 1998
                                                --------------   -----------------
                    Materials and supplies       $ 1,240,798        $   878,548

                    Work in process                   45,731             45,731

                    Finished product                 942,548            806,153

                    Reserve                         (103,491)           (63,099)
                                                 -----------        -----------
                                                 $ 2,125,586        $ 1,667,333
                                                 ===========        ===========


3.      Comprehensive Income

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," applicable to entities with other comprehensive income. This pronouncement is effective for the year beginning January 1, 1998. The Company had no items of other comprehensive income, as defined, for the three-month period ended March 31, 1999.

4.      Segment Information

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires that the Company report certain information about operating segments. This pronouncement was effective for the year beginning January 1, 1998.

        Approximately 71% and 79% of the Company's net sales were made to one customer during the three months ended March 31, 1999 and 1998, respectively.

        The Company sells its products through distributors in the domestic (defined as U.S. and Canada) and the international marketplace. The Company sells three types of products (percentage of sales for the three months ended March 31, 1999 and 1998 indicated): vehicle engine decarbonizing machines (32% and 43%), detergent for use in the decarbonizing machines (16% and 18%), and vehicle transmission flush machines (48% and 37%); an additional 4% and 2% of sales is for machine parts. The sales process is structured geographically between domestic and international. All machine products are produced at, or distributed from, the same plant. The Company's major customers typically purchase all three product types. The Company uses information based on products and geographic location; however, the business activities are managed as a single segment. For the three months ended March 31, 1999 and 1998, net sales by region were as follows:


                                        THREE MONTHS ENDED   THREE MONTHS ENDED
                                             MARCH 31,           MARCH 31,
                                               1999                1998
                                        ------------------   ------------------

           North America                    $3,810,760          $2,308,615
           South and Central America            53,007              70,542
           Europe                               22,883              95,914
           Middle East and Africa               16,260              12,416
           Asia                                150,850             596,128
                                            ----------          ----------
                                            $4,053,760          $3,083,615
                                            ==========          ==========


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

        The following discussion and analysis addresses the results of the Company's operations for the three-month period ended March 31, 1999, as compared to the Company's results of operations for the same period ended March 31, 1998.

        This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may experience significant fluctuations in future operating results due to a number of factors, including, among other things, the size and timing of customer orders, new or increased competition, delays in new product enhancements and new product introductions, quality control difficulties, changes in market demand, market acceptance of new products, product returns, seasonality in product purchases by distributors and end users, pricing trends in the automotive after-market industry in general and in the specific markets in which the Company is active, as well as those discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. Any of these factors could cause operating results to vary significantly from prior periods. Significant variability in orders during any period may have a material adverse impact on the Company's cash flow or work flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

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


RESULTS OF OPERATIONS

   Comparison of Three Months Ended March 31, 1999 and 1998

        Net Sales. Net sales for the three months ended March 31, 1999 increased $970,145 (approximately 31%) to $4,053,760 from $3,083,615 for the three months ended March 31, 1998. This sales increase was due primarily to higher domestic sales of gas and TRANSTECH machines, and to sales from the Automotive Solutions division, which had no revenues in 1998, partially offset by a decrease in international sales.

        For the three months ended March 31, 1999, Domestic sales were approximately $3,321,000, International sales were approximately $243,000 and Automotive Solutions sales were approximately $490,000. For the three months ended March 31, 1998, Domestic sales were approximately $2,309,000, International sales were approximately $775,000, and Automotive Solutions had no sales. International sales declined due to a slowdown in certain international economies, primarily in the Far East region.

        Cost of Sales. Cost of sales for the three months ended March 31, 1999 increased by $889,219 (approximately 52%) to $2,609,430 from $1,720,211 for the three months ended March 31, 1998. The primary reason for the increase was increased costs related to the sales increases described above.

        Gross Profit. Gross profit for the three months ended March 31, 1999 increased by $80,926 to $1,444,330 from $1,363,404 for the three months ended March 31, 1998. Gross profit, as a percentage of sales, decreased 8.6% from 44.2% for the quarter ended March 31, 1998. Approximately 2.8 percentage points of the decrease were due to an increase in sales of lower-margin products for the quarter ended March 31,

1999, compared to the quarter ended March 31, 1998. Approximately 2.3 percentage points of the decline in gross margin were due to increased warranty costs.

        Operating Expenses. Operating expenses decreased by $141,452 (approximately 11%) from $1,312,220 for the three months ended March 31, 1998, to $1,170,768 for the three months ended March 31, 1999. The decrease in expenses for the current quarter reflects cost reduction in several expense areas, including liability insurance, bad debt expense, administrative salaries, and various outside services.

        Operating Income. As a result of the above, operating income for the three months ended March 31, 1999 of $273,562 increased by $222,378 from operating income of $51,184 for the three months ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

  For the Three Months Ended March 31, 1999

        The Company's cash balance at March 31, 1999 was $1,671,145. Cash of $495,746 was used for operating activities for the three months ended March 31, 1999. Cash used for investing activities was $125,554 for purchases of fixed assets. Cash flow generated from financing activities for the quarter was $659,840, primarily reflecting advances on a note payable to a bank. The net result was an increase in cash of $38,540 from the beginning of the quarter. Working capital as of March 31, 1999, at $3,817,728, increased by $330,755 from the beginning of the period.

        The Company maintains a $1,500,000 revolving line of credit expiring June 30, 1999, which bears interest, at the bank's prime rate. The line is secured by a certificate of deposit of $1,500,000 expiring June 30, 1999; the amount owing at March 31, 1999 was $650,000.

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


INFORMATION SYSTEMS AND THE YEAR 2000 ISSUE

        The Company is preparing for the impact of the arrival of the Year 2000 on its business, as well as on the businesses of its customers, suppliers and business partners. The "Year 2000 Issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format. The Year 2000 Issue creates potential risks for the Company with respect to its business information system. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their own Year 2000 issues. The Company does not use any other date-sensitive system in its business operation. None of the Company's products incorporate date-sensitive devices.

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

Certain secondary modules which were deficient have been remedied with standard software additions at modest cost. The Company has also tested its desktop computer environment and related network structure. These tests have identified certain routine upgrades which will achieve compliance, and the Company is proceeding to implement the upgrades. Because the accounting software system is so widely used, the Company, at this time, does not anticipate any significant problems in being compliant with respect to its systems, nor will it require significant expenditures to effect compliance.

        There can be no assurance that the Company will be completely successful in its efforts to address Year 2000 Issues.

        The Company has contacted its major vendors and customers to assure that their systems are Year 2000 compliant. These parties have responded that they all intend to be Year 2000 Compliant. There is no assurance that any of these parties will not have compliance problems. The Company has one customer that has represented, and is expected to continue to represent, over 50% of its sales, and has several key vendors whose source and supply may not be easily replaced. A Year 2000 Compliance problem incurred by this customer or key vendors could have a materially adverse effect on the Company's business.

        The Company is using several software/systems third-party advisors who are experienced in Y2K compliance issues. To perform remaining tests and add hardware where necessary, the Company estimates expenditures will not exceed $25,000.

        The Company is evaluating the need for certain contingency plans to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness. The Company is also evaluating the need for increasing inventory levels of key components of its manufactured products. Since the Company's Year 2000 compliance program is ongoing, its ultimate scope, as well as the consideration of additional contingency plans, will continue to be evaluated as new information becomes available.


STOCK REPURCHASE PROGRAM

        On September 24, 1998, the Board of Directors announced approval of the repurchase and cancellation of up to 451,492 shares of the Company's Common Stock, which, at that time, constituted approximately 10% of the Company's outstanding shares. New shares of Common Stock were reserved for issuance under a stock compensation plan pursuant to which participating directors may elect to receive shares of Common Stock of the Company in lieu of such directors' annual retainer and meeting attendance fees, and for an employee stock purchase plan for participating employees and officers of the Company. Stock purchases under the repurchase program commenced October 2, 1998, and through December 31, 1998, an aggregate of 61,000 shares of Common Stock have been repurchased for aggregate consideration of $56,375. There were no stock purchases during the quarter ended March 31, 1999.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        Net proceeds from the Company's Initial Public Offering effective as of April 25, 1996 (File No.: 333-1866-LA) totaled $5,153,474. Through March 31, 1999, such proceeds were used as follows:

                      Direct or indirect payments to
                      directors, officers, general
                      partners of the issuer or their
                      associates; to persons owning         Direct or
                      10% or more of any class of            Indirect
                      equity securities of the issuer       Payment to
                      and to affiliates of the issuer.        Others
                      (X if estimate)                      (X if estimate)           Total
                      --------------------------------    -----------------       ----------
Repayment of
   Indebtedness                  123,572                       850,000               973,572
Working Capital                                              1,672,329             1,672,329
Repayment of Interest
   on Indebtedness               836,428                                             836,428
Investments:
-    Short Term CD's                                         1,500,000             1,500,000
-    Other Cash and
      Cash Equivalents                                         171,145               171,145
                                                                                  ----------
        Total                                                                      5,153,474
                                                                                  ==========


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The stockholders of the Company acted by written consent to increase the number of shares authorized under the Company's 1998 Stock Incentive Award Plan from 325,000 shares to 550,000 shares on March 11, 1999.

(b) The number of shares that voted in favor of the plan increase was 2,771,012.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        11.1          Statement of Calculation of Basic and Diluted Net Income
                      Per Share.

        27.1          Financial Data Schedule.


(b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MOTORVAC TECHNOLOGIES, INC.,
a Delaware corporation



By:         s/ Lee W. Melody
   -------------------------------------
        Lee W. Melody, President and
        Chief Executive Officer

Date:   May 10, 1999


By:         s/ David P. Nelson
   -------------------------------------
        David P. Nelson
        Chief Financial Officer

Date:   May 10, 1999

                           MOTORVAC TECHNOLOGIES, INC.


                                  EXHIBIT INDEX



11.1         Statement of Calculation of Basic and Diluted Net Income Per Share.


27.1         Financial Data Schedule.