Form 10QSB
period 1999-06-30
MOTORVAC TECHNOLOGIES INC
filed 1999-08-12
CIK 915846

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

               For the transition period from _______ to _________

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

                                       N/A
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  [X]    No  [ ]

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                    Date                Outstanding

Common Stock, $.01 par value         June 30, 1999             4,491,437

Transitional Small Business Disclosure Format (check one);
Yes  [ ]  No  [X]

    Part I. Financial Information

    Item I. Financial Statements

                          MOTORVAC TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                                                           JUNE 30,       DECEMBER 31,
                                                                                             1999             1998
                                                                                         ------------     ------------
                                       ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                            $  1,657,053     $  1,632,605
    Accounts Receivable, net of allowance for doubtful accounts
      of $78,416  (June 30, 1999) and  $84,662 (December 31, 1998)                          1,768,802          866,357
    Inventories, net of reserve of $325,782 (June 30, 1999)
       and $63,099 (December 31, 1998)                                                      1,847,058        1,667,333
    Other Current Assets - (including deposits with vendors of $145,858 at
      June 30, 1999, and $196,030 at December 31, 1998)                                       266,073          275,245

                                                                                         ------------     ------------
    Total Current Assets                                                                    5,538,986        4,441,540

PROPERTY AND EQUIPMENT, net                                                                   330,468          242,666

INTANGIBLE ASSETS, net of accumulated amortization of
    $1,353,637 (June 30, 1999)  and $1,185,155 (December 31, 1998)                            570,806          639,288


OTHER ASSETS                                                                                   17,227           17,227
                                                                                         ------------     ------------


                                                                                         $  6,457,487     $  5,340,721
                                                                                         ============     ============

                         LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable and Other Current Liabilities                                       $  1,288,707     $    954,567


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS'  EQUITY
    Common stock, $.01 par value; 10,000,000 shares authorized;
      4,491,437 issued and outstanding (June 30, 1999) and 4,453,918 (Dec. 31, 1998)           44,914           44,539
    Additional paid-in capital                                                             16,509,957       16,467,788
    Employee Stock Loans                                                                      (80,783)         (78,432)
    Accumulated Deficit                                                                   (11,305,308)     (12,047,741)

                                                                                         ------------     ------------
    Total Stockholders' Equity                                                              5,168,780        4,386,154
                                                                                         ------------     ------------


                                                                                         $  6,457,487     $  5,340,721
                                                                                         ============     ============

                     (See Accompanying Notes to Financial Statements)

                           MOTORVAC TECHNOLOGIES, INC.
                            Statements of Operations



                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    ------------------------------------------------------
                                                      JUNE 30,      JUNE 30,       JUNE 30,     JUNE 30,
                                                        1999          1998           1999         1998
                                                    -----------    -----------    ----------   -----------
NET SALES                                            $4,229,398     $2,494,464    $8,283,158    $5,578,079

COST OF SALES                                        $2,553,852      1,400,782    $5,163,282     3,120,993
                                                    -----------    -----------    ----------   -----------

GROSS PROFIT                                          1,675,546      1,093,682     3,119,876     2,457,086

OPERATING EXPENSES                                  $ 1,235,055      1,375,509    $2,405,823     2,687,729

                                                    -----------    -----------    ----------   -----------
OPERATING INCOME (LOSS)                                 440,491       (281,827)      714,053      (230,643)

INTEREST INCOME, NET                                $    17,100         14,994    $   28,458        31,240

                                                    -----------    -----------    ----------   -----------
INCOME (LOSS)  BEFORE PROVISION FOR INCOME TAXES        457,591       (266,833)      742,511      (199,403)

INCOME TAX (BENEFIT) PROVISION                      $      (972)         2,150    $       78         5,650

                                                    -----------    -----------    ----------   -----------
NET INCOME (LOSS)                                   $   458,563    $  (268,983)   $  742,433   $  (205,053)
                                                    ===========    ===========    ==========   ===========

BASIC EARNINGS (LOSS)  PER SHARE                    $      0.10    $     (0.06)   $     0.17   $     (0.05)
                                                    ===========    ===========    ==========   ===========

WEIGHTED AVERAGE SHARES USED TO CALCULATE BASIC
  EARNINGS (LOSS) PER SHARE                           4,491,437      4,517,918     4,478,178     4,514,918
                                                    ===========    ===========    ==========   ===========

DILUTED EARNINGS (LOSS) PER SHARE                   $      0.10    $     (0.06)   $     0.16   $     (0.05)
                                                    ===========    ===========    ==========   ===========

WEIGHTED AVERAGE SHARES USED TO CALCULATE DILUTED
  EARNINGS (LOSS) PER SHARE                           4,532,909      4,517,918     4,503,389     4,514,918
                                                    ===========    ===========    ==========   ===========




               (See Accompanying Notes to Financial Statements)

                         MOTORVAC TECHNOLOGIES, INC.
                           Statements of Cash Flows


                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                                        1999           1998           1999           1998
                                                                     -----------    -----------    -----------    -----------
CASH FLOWS  FROM OPERATING ACTIVITIES:
Net Income (loss)                                                     $   458,563    $  (268,983)       742,433    $  (205,053)
Adjustments to reconcile net income (loss) to net cash provided by:
   used in operating activities:
   Depreciation and amortization                                          126,797        104,352        239,396        209,029
   Loss (gain) on disposal of fixed assets                                (15,353)                       34,647

   Net change in operating assets and liabilities:
      Accounts receivable                                                 683,824        859,354       (902,445)       500,457
      Inventories                                                         278,528       (599,780)      (179,725)      (543,607)
      Other Current Assets                                                114,227         85,537          9,172           (474)
      Accounts payable and other current liabilities                     (873,222)       145,617        334,140         76,398
                                                                      -----------    -----------    -----------    -----------

        Net cash provided by operating activities                         773,364        326,097        277,618         36,750

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                     (67,843)       (28,712)      (193,397)       (70,125)
   Purchase of Intangible Assets                                          (99,966)                      (99,966)
                                                                      -----------    -----------    -----------    -----------
      Net cash used in Investing activities                              (167,809)       (28,712)      (293,363)       (70,125)
                                                                      -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuances of common stock                                               31,544                        42,544
   Advances to employees for stock purchases                               (1,191)       (12,073)        (2,351)       (30,003)
   Net (repayment) borrowing on line of credit                           (650,000)      (240,000)             0         85,000
                                                                      -----------    -----------    -----------    -----------
      Net cash provided by financing activities                          (619,647)      (252,073)        40,193         54,997
                                                                      -----------    -----------    -----------    -----------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                     (14,092)        45,312         24,448         21,622

CASH AND CASH EQUIVALENTS, beginning of period                          1,671,145      1,641,430      1,632,605      1,665,120

                                                                      -----------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                              $ 1,657,053    $ 1,686,742    $ 1,657,053    $ 1,686,742
                                                                      ===========    ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURES OF  CASH FLOW
   INFORMATION:
      Interest paid                                                   $     5,672    $     3,360    $     9,819    $    10,679
                                                                      ===========    ===========    ===========    ===========

      Income taxes paid                                                              $     3,850    $     1,050    $     7,200
                                                                      ===========    ===========    ===========    ===========


                (See Accompanying Notes to Financial Statements)

        Notes to Unaudited Financial Statements
        (for the Three- and Six-Month Periods Ended June 30, 1999):


1.      Basis of Presentation

        The information set forth in these financial statements as of June 30, 1999 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MotorVac Technologies, Inc. (the "Company" or "MTI") for the period indicated. Results of operations for the interim three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results of operations for the full fiscal year.

        Certain information normally included in footnote disclosures to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.


2.      Inventories

        Inventories, which include materials, supplies, labor and manufacturing overhead, are summarized as follows:


                           June 30, 1999   December 31, 1998
                           -------------   -----------------
Materials and supplies      $ 1,178,835       $   878,548

Work in process                  31,903            45,731

Finished product                962,102           806,153

Reserve                        (325,782)          (63,099)
                            -----------       -----------
                            $ 1,847,058       $ 1,667,333
                            ===========       ===========

3.      Comprehensive Income

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," applicable to entities with other comprehensive income. This pronouncement was effective for the year beginning January 1, 1998. The Company had no items of other comprehensive income, as defined, for the three- or six-month periods ended June 30, 1999.

4.      Segment Information

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires that the Company report certain information about operating segments. This pronouncement was effective for the year beginning January 1, 1998.

        Approximately 72% and 71% of the Company's net sales were made to one customer during the three months ended June 30, 1999 and 1998, respectively, and 73% and 79% for the six-month periods ending June 30, 1999 and 1998, respectively.

        The Company sells its products through distributors in the domestic (defined as U.S. and Canada) and the international marketplace. The Company sells three types of products (percentages of sales for the six months ended June 30, 1999 and 1998 are indicated): vehicle engine decarbonizing machines (35% and 42%), detergent for use in the decarbonizing machines (15% and 20%), and vehicle transmission flush machines (47% and 34%); an additional 3% of sales is for machine parts. The sales process is structured geographically between domestic and international sales. All machine products are produced at, or distributed from, the same plant. The Company's major customers typically purchase all three product types. The Company uses information based on products and geographic location; however, the business activities are managed as a single segment. For the three and six months ended June 30, 1999 and 1998, net sales by region were as follows:


                                       THREE MONTHS ENDED    THREE MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                              1999                  1998
                                       ------------------    ------------------
        North America                      $3,903,998            $1,790,727
        South and Central America              95,518                31,623
        Europe                                 80,486               280,226
        Middle East and Africa                  4,953                22,430
        Asia                                  144,443               369,458
                                           ----------            ----------
                                           $4,229,398            $2,494,464
                                           ==========            ==========



                                        SIX MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30,             JUNE 30,
                                              1999                1998
                                        ----------------    ----------------
        North America                      $7,714,758          $4,099,342
        South and Central America             148,525             102,165
        Europe                                103,369             376,140
        Middle East and Africa                 21,213              34,846
        Asia                                  295,293             965,586
                                           ----------          ----------
                                           $8,283,158          $5,578,079
                                           ==========          ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

        MotorVac Technologies, Inc. (the "Company") designs, develops, assembles, markets and sells the MotorVac CarbonClean System for the diagnosis, maintenance and repair of internal combustion engine fuel systems, the TRANSTECH System for the replacement of automatic transmission fluid, and the Leakchek System for diagnosing fluid and vapor leaks. The Company's Automotive Solutions division markets and sells the Carbon Tune System for the rapid cleaning of engine fuel systems, primarily for the automotive aftermarket quick service industry, and the TRANSTECH System to National accounts. The Company markets and sells its machines and detergents through various distribution channels, both in the United States and Canada ("Domestic") under the trade names MotorVac, TRANSTECH and Carbon Tune, and outside the United States and Canada ("International") under the trade name CarbonClean.

        The following discussion and analysis addresses the results of the Company's operations for the three- and six-month periods ended June 30, 1999, as compared to the Company's results of operations for the same periods ended June 30, 1998.

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


RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1999 and 1998

        Net Sales. Net sales for the three months ended June 30, 1999 increased $1,734,934 (approximately 70%) to $4,229,398 from $2,494,464 for the three months ended June 30, 1998. This sales increase was due primarily to higher domestic sales of gas and TRANSTECH machines, and to sales from the Automotive Solutions division, which had nominal revenues in 1998, partially offset by a decrease in international sales.

        For the three months ended June 30, 1999, Domestic sales were approximately $3,148,000, International sales were approximately $380,000 and Automotive Solutions sales were approximately $701,000. For the three months ended June 30, 1998, Domestic sales were approximately $1,782,000, International sales were approximately $704,000, and Automotive Solutions' sales were approximately $8,000. International sales declined due to a slowdown in certain international economies, primarily in the Far East region; Domestic sales increased due to growth in TRANSTECH sales, which benefited from an updated model which provides enhanced capability.

        Cost of Sales. Cost of sales for the three months ended June 30, 1999 increased by $1,153,070 (approximately 82%) to $2,553,852 from $1,400,782 for the three months ended June 30, 1998. The primary reason for the increase was increased costs related to the sales increases described above; also contributing to the increase was product mix and increased inventory reserve costs discussed under Gross Profit.

        Gross Profit. Gross profit for the three months ended June 30, 1999 increased by $581,864 to $1,675,546 from $1,093,682 for the three months ended June 30, 1998. Gross profit, as a percentage of sales, decreased 4.2% from 43.8% for the quarter ended June 30, 1998. The decrease in gross margin percentage was due to a lower mix of detergent sales and higher inventory reserve costs for obsolescence for the quarter ended June 30, 1999, compared to the comparable period in 1998. While detergent sales increased 2% from the quarter ended June 30, 1998, they were 15% of sales in the current quarter compared to 24% of sales in the 1998 quarter. This percentage decline was due to proportionately smaller sales to the Company's largest customer. The Company is exploring alternate sales strategies with this customer for detergent as well as other distribution channels in order to achieve a higher proportion of detergent sales.

        Operating Expenses. Operating expenses decreased by $140,454 (approximately 10%) from $1,375,509 for the three months ended June 30, 1998, to $1,235,055 for the three months ended June 30, 1999. The decrease in expenses for the current quarter primarily reflects lower advertising costs; the quarter ended June 30, 1998 included an $84,000 expense for a diesel machine test.

        Operating Income. As a result of the above, operating income for the three months ended June 30, 1999 of $440,491 increased by $722,318 from an operating loss of $281,827 for the three months ended June 30, 1998.

Comparison of Six Months Ended June 30, 1999 and 1998

        Net Sales. Net sales for the six months ended June 30, 1999 increased $2,705,079 (approximately 48%) to $8,283,158 from $5,578,079 for the six months ended June 30, 1998. This sales increase was due primarily to higher domestic sales of gas and TRANSTECH machines, and to sales from the Automotive Solutions division, which had minimal revenues in 1998, partially offset by a decrease in International sales.

        For the six months ended June 30, 1999, Domestic sales were approximately $6,462,000, International sales were approximately $629,000, and Automotive Solutions' sales were approximately $1,192,000. For the six months ended June 30, 1998, Domestic sales were approximately $4,091,000, International sales were approximately $1,478,000, and Automotive Solutions sales were approximately $9,000. International sales declined due to lower sales in the Far East region; Domestic sales increased due to growth in TRANSTECH sales.

        Cost of Sales. Cost of sales for the six months ended June 30, 1999 increased by $2,042,289 (approximately 65%) to $5,163,282 from $3,120,993 for the six months ended June 30, 1998. The primary reason for the increase was increased costs related to the sales increases and to product mix changes and increased inventory reserve costs described above.

        Gross Profit. Gross profit for the six months ended June 30, 1999 increased by $662,790 to $3,119,876 from $2,457,086 for the six months ended June 30, 1998. Gross profit, as a percentage of sales, decreased 6.3% from 44.0% for the six months ended June 30, 1998. Approximately 2.3 percentage points of the decrease were due to an increase in sales of lower-margin products for the six months ended June 30, 1999, compared to the six months ended June 30, 1998, and approximately 2.3 percentage points of the decline in gross margin were due to increased inventory reserve. Higher margin detergent sales increased 10% for the six months ended June 30, 1999, from the same period in 1998; detergent sales were 15% of total sales in 1999 compared to 20% of sales for the six months ended June 30, 1998. This percentage decline was due to proportionately smaller sales to the Company's largest customer. The Company is exploring alternate sales strategies with this customer for detergent as well as other distribution channels in order to achieve a higher proportion of detergent sales.

        Operating Expenses. Operating expenses decreased by $281,906 (approximately 10%) from $2,687,729 for the six months ended June 30, 1998, to $2,405,823 for the six months ended June 30, 1999. The decrease in expenses for the first six months of 1999 reflects cost reduction in several expense areas, primarily sales costs and advertising.

        Operating Income. As a result of the above, operating income for the six months ended June 30, 1999 of $714,053 increased by $944,696 from an operating loss of $230,643 for the six months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

  For the Three Months Ended June 30, 1999

        The Company's cash balance at June 30, 1999 was $1,657,053. Cash of $773,364 was provided by operating activities for the three months ended June 30, 1999. Cash used for investing activities was $167,809 for purchases of fixed and intangible assets. Cash flow used in financing activities for the quarter was $619,647, primarily reflecting repayment on a note payable to a bank. The net result was a decrease in cash of $14,092 from the beginning of the quarter. Working capital as of June 30, 1999, at $4,250,279, increased by $763,306 from the beginning of the quarter.

        On August 4, 1999, the Company obtained from a bank a $1,000,000 revolving line of credit, at prime plus 1.5%, expiring August 2, 2000. The credit availability is subject to a credit agreement which requires the Company to maintain certain financial ratios and levels for working capital, as well as other covenants, conditions and restrictions. Credit advances, should they be drawn down, will be secured by receivables, inventory, equipment and other operating assets. This line replaces a facility of $1,500,000 which was secured by a certificate of deposit of like amount.

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

        The Company has retained an information technology consultant to perform tests to validate Year 2000 compliance on its primary accounting and business systems. These tests have validated compliance. The Company has also tested its desktop computer environment and related network structure. These tests have identified certain routine upgrades which will achieve compliance, and the Company is proceeding to implement the upgrades. Because the accounting software system the Company employs is so widely used, and because compliance tests have been positive, the Company, at this time, does not anticipate any significant problems in being compliant with respect to its systems, nor will it require significant expenditures to effect compliance.

        There can be no assurance that the Company will be completely successful in its efforts to address Year 2000 issues. If these issues are not successfully addressed, there could be impairment to Management information systems which could result in lost revenue and negative impacts to profitability.

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


STOCK REPURCHASE PROGRAM

        On September 24, 1998, the Board of Directors announced approval of the repurchase and cancellation of up to 451,492 shares of the Company's Common Stock, which, at that time, constituted approximately 10% of the Company's outstanding shares. New shares of Common Stock were reserved for issuance under a stock compensation plan pursuant to which participating directors may elect to receive shares of Common Stock of the Company in lieu of such directors' annual retainer and meeting attendance fees, and for an employee stock purchase plan for participating employees and officers of the Company. Stock purchases under the repurchase program commenced October 2, 1998, and through December 31, 1998, an aggregate of 61,000 shares of Common Stock have been repurchased for aggregate consideration of $56,375. There were no stock purchases during the quarter and six months ended June 30, 1999.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        Net proceeds from the Company's Initial Public Offering effective as of April 25, 1996 (File No.: 333-1866-LA) totaled $5,153,474. Through June 30, 1999, such proceeds were used as follows:

                      Direct or indirect payments to
                      directors, officers, general
                      partners of the issuer or their
                      associates; to persons owning            Direct or
                      10% or more of any class of               Indirect
                      equity securities of the issuer          Payment to
                      and to affiliates of the issuer.           Others
                      (X if estimate)                        (X if estimate)              Total
                      --------------------------------       ---------------             ---------
Repayment of
   Indebtedness              123,572                            1,500,000                1,623,572
Working Capital                                                 1,036,421                1,036,421
Repayment of Interest
   on Indebtedness           836,428                                                       836,428
Investments:
-       Short Term CD's                                         1,500,000                1,500,000
-       Other Cash and
          Cash Equivalents                                        157,053                  157,053
                                                                                         ---------
        Total                                                                            5,153,474
                                                                                         =========





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of MotorVac Technologies, Inc. (the "Annual Meeting") was held on May 13, 1999 in Irvine, California. The matters voted upon at the Annual Meeting and the voting of stockholders with respect thereto were as follows:


        PROPOSAL 1  -  ELECTION OF DIRECTORS

        Each of the candidates listed below was duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

            Candidate            Votes in Favor      Votes Withheld
            ---------            --------------      --------------
        Grant Ferrier               4,052,383             14,700
        Stephen L. Greaves          4,052,383             14,700
        Lee W. Melody               4,052,283             14,800
        Ronald J. Monark            4,052,283             14,800
        Gerald C. Quinn             4,022,383             44,700
        Daniel P. Whelan            4,052,383             14,700

        PROPOSAL 2  -  APPROVAL OF 1998 EMPLOYEE STOCK PURCHASE PLAN

                Votes For         Votes Against         Abstain      Broker Non-Votes
                ---------         -------------         -------      ----------------
                3,339,229             62,605             14,350            650,899


        PROPOSAL 3  - APPROVAL OF 1998 STOCK COMPENSATION PLAN

                Votes For         Votes Against         Abstain      Broker Non-Votes
                ---------         -------------         -------      ----------------
                3,325,479             80,305             10,400           650,899


        PROPOSAL 4  - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

        The selection of Deloitte & Touche LLP as independent auditors of the Company for its fiscal year ending December 31, 1999 was ratified by the tally indicated.

                Votes For         Votes Against    Votes Abstained
                ---------         -------------    ---------------
                4,028,683             33,400             5,000


ITEM 5.  OTHER INFORMATION

        Pursuant to a recent change to the Securities and Exchange Commission's proxy rules, unless a stockholder who wishes to bring a matter before the stockholders at the Company's 2000 annual meeting of stockholders notifies the Company of such matter prior to February 28, 2000, management will have discretionary authority to vote all shares for which it has proxies in opposition to such matter.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        10.1          Credit Agreement with Imperial Bank dated August 4, 1999.

        10.2 Master Distributor Agreement dated as of April 1, 1999 between the Company and Global Leak Detection (U.S.A.), Inc. (Portions of this Exhibit have been omitted, based on a request for confidential treatment, and have been filed with the Securities and Exchange Commission pursuant to rule 24b-2 of the Exchange Act.)

        10.3 Assembly Agreement dated as of April 1, 1999 between the Company and Global Leak Detection (U.S.A.), Inc. (Portions of this Exhibit have been omitted, based on a request for confidential treatment, and have been filed with the Securities and Exchange Commission pursuant to rule 24b-2 of the Exchange Act.)

        11.1          Statement of Calculation of Basic and Diluted Net Income
                      Per Share.

        27.1          Financial Data Schedule.


(b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MOTORVAC TECHNOLOGIES, INC.,
a Delaware corporation



By:     s/ Lee W. Melody
   -------------------------------------
        Lee W. Melody, President and
        Chief Executive Officer

Date:   August 11, 1999




By:     s/ David P. Nelson
   -------------------------------------
        David P. Nelson
        Chief Financial Officer

Date:   August 11, 1999

                           MOTORVAC TECHNOLOGIES, INC.


                                  EXHIBIT INDEX



10.1           Credit Agreement with Imperial Bank dated August 4, 1999.


10.2 Master Distributor Agreement dated as of April 1, 1999 between the Company and Global Leak Detection (U.S.A.), Inc.


10.3 Assembly Agreement dated as of April 1, 1999 between the Company and Global Leak Detection (U.S.A.), Inc.


11.1           Statement of Calculation of Basic and Diluted Net Income Per
               Share.


27.1           Financial Data Schedule.