Form 10QSB
period 1999-09-30
MOTORVAC TECHNOLOGIES INC
filed 1999-11-12
CIK 915846

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

          For the transition period from ____________ to _____________

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

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes   X    No
              ---       ---

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                     Date                       Outstanding

Common Stock, $.01 par value        September 30, 1999                4,505,099

Transitional Small Business Disclosure Format (check one);   Yes     No  X
                                                                 ---    ---

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                           MOTORVAC TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                  1999            1998
                                                                              ------------    ------------
                                                                              (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                $  2,466,512    $  1,632,605
     Accounts Receivable, net of allowance for doubtful accounts
       of $80,000  (September 30, 1999) and  $84,662 (December 31, 1998)         1,634,957         866,357
     Inventories, net of reserve of $305,597  (September 30, 1999)
        and $63,099  (December 31, 1998)                                         1,680,568       1,667,333
     Other Current Assets - (including deposits with vendors of $159,935 at
       September 30, 1999, and $196,030 at December 31, 1998)                      252,012         275,245
                                                                              ------------    ------------
     Total Current Assets                                                        6,034,049       4,441,540

PROPERTY AND EQUIPMENT, net                                                        302,744         242,666

INTANGIBLE ASSETS, net of accumulated amortization of
     $1,441,493 (September 30, 1999)  and $1,185,155 (December 31, 1998)           482,949         639,288

OTHER ASSETS                                                                        17,227          17,227
                                                                              ------------    ------------

                                                                              $  6,836,969    $  5,340,721
                                                                              ============    ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Other Current Liabilities                           $  1,310,524    $    954,567

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  EQUITY
     Common stock, $.01 par value; 10,000,000 shares authorized;
       4,505,099 issued and outstanding (September 30, 1999) and
       4,453,918 (December 31, 1998)                                                45,051          44,539
     Additional paid-in capital                                                 16,535,296      16,467,788
     Employee Stock Loans                                                          (82,000)        (78,432)
     Accumulated Deficit                                                       (10,971,902)    (12,047,741)
                                                                              ------------    ------------
     Total Stockholders' Equity                                                  5,526,445       4,386,154
                                                                              ------------    ------------

                                                                              $  6,836,969    $  5,340,721
                                                                              ============    ============



                (See Accompanying Notes to Financial Statements)

                           MOTORVAC TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     ----------------------------    -----------------------------
                                                     SEPTEMBER 30,  SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                         1999            1998             1999            1998
                                                     -------------  -------------    -------------   -------------
NET SALES                                             $3,882,582     $ 1,854,218      $12,165,740     $ 7,432,297

COST OF SALES                                          2,268,931       1,142,629        7,432,213       4,263,622
                                                      ----------     -----------      -----------     -----------

GROSS PROFIT                                           1,613,651         711,589        4,733,527       3,168,675

OPERATING EXPENSES                                     1,269,166       1,074,483        3,674,989       3,762,212
                                                      ----------     -----------      -----------     -----------

OPERATING INCOME (LOSS)                                  344,485        (362,894)       1,058,538        (593,537)

INTEREST INCOME, NET                                      24,668           8,468           53,126          39,708
                                                      ----------     -----------      -----------     -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          369,153        (354,426)       1,111,664        (553,829)

PROVISION FOR INCOME TAXES                                35,747              --           35,825           5,650
                                                      ----------     -----------      -----------     -----------
NET INCOME (LOSS)                                     $  333,406     $  (354,426)     $ 1,075,839     $  (559,479)
                                                      ==========     ===========      ===========     ===========

BASIC EARNINGS (LOSS)  PER SHARE                      $     0.07     $     (0.08)     $      0.24     $     (0.12)
                                                      ==========     ===========      ===========     ===========

WEIGHTED AVERAGE SHARES USED TO CALCULATE BASIC
  EARNINGS  (LOSS) PER SHARE                           4,505,099       4,514,918        4,487,151       4,514,918
                                                      ==========     ===========      ===========     ===========

DILUTED  EARNINGS (LOSS) PER SHARE                    $     0.07     $     (0.08)     $      0.24     $     (0.12)
                                                      ==========     ===========      ===========     ===========

WEIGHTED AVERAGE SHARES USED TO CALCULATE DILUTED
  EARNINGS (LOSS) PER SHARE                            4,621,352       4,514,918        4,542,710       4,514,918
                                                      ==========     ===========      ===========     ===========



              (See Accompanying Notes to Financial Statements)

                           MOTORVAC TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             ------------------------------    ------------------------------
                                                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                 1999             1998             1999             1998
                                                             -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                             $   333,406      $  (354,426)     $ 1,075,839      $  (559,479)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                   143,130          101,434          382,526          310,465
  Loss on disposal of fixed assets                                     --               --           34,682               --

  Net change in operating assets and liabilities:
    Accounts receivable                                           133,845          (77,975)        (768,600)         422,482
    Inventories                                                   166,490           75,443          (13,235)        (468,164)
    Other Current Assets                                           14,061           27,598           23,233           27,124
    Accounts payable and other current liabilities                 21,817          (91,695)         355,957          (15,297)
                                                              -----------      -----------      -----------      -----------

      Net cash provided by (used in) operating activities         812,749         (319,621)       1,090,402         (282,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                              (27,549)         (11,741)        (220,947)         (81,868)
  Purchase of Intangible Assets                                        --               --         (100,000)              --
                                                              -----------      -----------      -----------      -----------
    Net cash used in Investing activities                         (27,549)         (11,741)        (320,947)         (81,868)
                                                              -----------      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuances of common stock                                        25,476               --           68,020               --
  Advances to employees for stock purchases                        (1,217)         (20,865)          (3,568)         (50,868)
  Net borrowing on line of credit                                      --          315,000               --          400,000
                                                              -----------      -----------      -----------      -----------
    Net cash provided by financing activities                      24,259          294,135           64,452          349,132
                                                              -----------      -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              809,459          (37,227)         833,907          (15,605)

CASH AND CASH EQUIVALENTS, beginning of period                  1,657,053        1,686,742        1,632,605        1,665,120

                                                              -----------      -----------      -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                      $ 2,466,512      $ 1,649,515      $ 2,466,512      $ 1,649,515
                                                              ===========      ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid                                             $        --      $     2,431      $     9,819      $    13,110
                                                              ===========      ===========      ===========      ===========

    Income taxes paid                                         $    33,500      $        24      $    34,550      $     7,224
                                                              ===========      ===========      ===========      ===========



                (See Accompanying Notes to Financial Statements)

Notes to Unaudited Financial Statements
(for the Three- and Nine-Month Periods Ended September 30, 1999):


1.          Basis of Presentation

            The information set forth in these financial statements as of September 30, 1999 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MotorVac Technologies, Inc. (the "Company" or "MTI") for the period indicated. Results of operations for the interim three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results of operations for the full fiscal year.

            Certain information normally included in footnote disclosures to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.


2.          Inventories

            Inventories, which include materials, supplies, labor and manufacturing overhead, are summarized as follows:

                                          September 30, 1999   December 31, 1998
                                          ------------------   -----------------
                  Materials and supplies     $ 1,093,002         $   878,548

                  Work in process                 31,903              45,731

                  Finished product               861,260             806,153

                  Reserve                       (305,597)            (63,099)
                                             -----------         -----------
                                             $ 1,680,568         $ 1,667,333
                                             ===========         ===========


3.          Earnings Per Share

            Earnings per share calculations were computed by dividing net earnings by the corresponding weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method.


4.          Comprehensive Income

            In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," applicable to entities with other comprehensive income. This pronouncement was effective for the year beginning January 1, 1998. The Company had no items of other comprehensive income, as defined, for the three- or nine-month periods ended September 30, 1999.

5.          Derivative Instruments and Hedging Activities

            In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement of Financial Accounting Standards (SFAS) No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of the pronouncement.


6.          Segment Information

            In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires that the Company report certain information about operating segments. This pronouncement was effective for the year beginning January 1, 1998.

            Approximately 71% and 77% of the Company's net sales were made to one customer during the three months ended September 30, 1999 and 1998, respectively, and 73% and 78% for the nine-month periods ended September 30, 1999 and 1998, respectively.

            The Company sells its products through distributors in the domestic (defined as U.S. and Canada) and the international marketplace. The Company sells four types of products (percentages of sales for the nine months ended September 30, 1999 and 1998 are indicated): vehicle engine decarbonizing machines (31% and 45%), detergent for use in the decarbonizing machines (15% and 22%), leak detection system (7% and 0%), and vehicle transmission flush machines (44% and 27%); an additional 3% and 6% of sales is for machine parts. The sales process is structured geographically between domestic and international sales. All machine products are produced at, or distributed from, the same plant. The Company's major customers typically purchase all four product types. The Company uses information based on products and geographic location; however, the business activities are managed as a single segment. For the three and nine months ended September 30, 1999 and 1998, net sales by region were as follows:

                                      THREE MONTHS ENDED     THREE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                             1999                  1998
                                      ------------------     ------------------
            North America                 $3,386,217            $1,534,267
            South and Central America        105,432                37,829
            Europe                            75,422                66,819
            Middle East and Africa                --                66,925
            Asia                             315,511               148,378
                                          ----------            ----------
                                          $3,882,582            $1,854,218
                                          ==========            ==========

                                            NINE MONTHS ENDED    NINE MONTHS ENDED
                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                   1999                1998
                                            -----------------    -----------------
            North America                      $11,042,725          $5,633,409
            South and Central America              253,957             140,194
            Europe                                 178,891             442,959
            Middle East and Africa                  21,213             101,771
            Asia                                   668,954           1,113,964
                                               -----------          ----------
                                               $12,165,740          $7,432,297
                                               ===========          ==========


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

            MotorVac Technologies, Inc. (the "Company") designs, develops, assembles, markets and sells unique solutions for the service and repair of automotive fluid systems. Product lines include the MotorVac CarbonClean System for the diagnosis, maintenance and repair of internal combustion engine fuel systems, the TRANSTECH(TM) System for the replacement of automatic transmission fluid, and the Leakchek(TM) System for diagnosing fluid and vapor leaks, and the Coolant Clean(TM) coolant system flush machine. The Company's Automotive Solutions division markets and sells the Carbon Tune System for the rapid cleaning of engine fuel systems, primarily for the automotive after-market quick service industry, and the TRANSTECH System to National accounts. The Company markets and sells its machines and detergents through various distribution channels, both in the United States and Canada ("Domestic") under the trade names MotorVac, TRANSTECH and Carbon Tune, and outside the United States and Canada ("International") under the trade name CarbonClean.

            The following discussion and analysis addresses the results of the Company's operations for the threeand nine-month periods ended September 30, 1999, as compared to the Company's results of operations for the same periods ended September 30, 1998.

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


RESULTS OF OPERATIONS

   Comparison of Three Months Ended September 30, 1999 and 1998

            Net Sales. Net sales for the three months ended September 30, 1999 increased $2,028,364 (approximately 109%) to $3,882,582 from $1,854,218 for the three months ended September 30, 1998. This sales increase was due primarily to higher Domestic sales of TRANSTECH machines (with an approximate increase of $1,325,000), and the new LeakChek System machines (with an approximate increase of $850,000).

            For the three months ended September 30, 1999, Domestic sales were approximately $2,724,000, International sales were approximately $494,000 and Automotive Solutions' sales were approximately $664,000. For the three months ended September 30, 1998, Domestic sales were approximately $1,512,000, International sales were approximately $320,000, and Automotive Solutions' sales were approximately $22,000. Domestic sales increased primarily due to an increase (approximately $1,325,000) in TRANSTECH sales, which benefited from an updated model which provides enhanced capability, and from increased sales (approximately $850,000) of the LeakChek machine.

            Cost of Sales. Cost of sales for the three months ended September 30, 1999 increased by $1,126,302 (approximately 99%) to $2,268,931 from
$1,142,629 for the three months ended September 30, 1998. The primary reason for the increase was increased costs related to the sales increases described above; also contributing to the increase was the change in product mix and increased inventory reserve costs.

            Gross Profit. Gross profit for the three months ended September 30, 1999 increased by $902,062 to $1,613,651 from $711,589 for the three months ended September 30, 1998. Gross profit, as a percentage of sales, increased 3.2% to 41.6% from 38.4% for the three months ended September 30, 1998. The increase in gross margin percentage was impacted positively 6.7% by a reduction in warranty cost, and negatively impacted 3.0% due primarily to higher margin detergent sales representing a smaller percentage of sales in the current quarter.

            Operating Expenses. Operating expenses increased by $194,683 (approximately 18%) from $1,074,483 for the three months ended September 30, 1998, to $1,269,166 for the three months ended September 30, 1999. As a percentage of sales, operating expenses decreased to 33% of sales for the three months ended September 30, 1999, compared to 58% for the three months ended September 30, 1998. The decrease as a percentage of sales was due to the sales growth percentage being larger than the percentage growth in operating expenses. The increase in operating expenses is accounted for by several expense items, including commissions, bonus and rent.

            Operating Income. As a result of the above, operating income for the three months ended September 30, 1999 of $344,485 increased by $707,379 from an operating loss of $362,894 for the three months ended September 30, 1998.

Comparison of Nine Months Ended September 30, 1999 and 1998

            Net Sales. Net sales for the nine months ended September 30, 1999 increased $4,733,443 (approximately 64%) to $12,165,740 from $7,432,297 for the nine months ended September 30, 1998. This sales increase was due primarily to higher (approximately $3,300,000) sales of TRANSTECH machines, and to higher (approximately $850,000) sales of the LeakChek machine.

            For the nine months ended September 30, 1999, Domestic sales were approximately $9,187,000, International sales were approximately $1,123,000, and Automotive Solutions' sales were approximately $1,856,000. For the nine months ended September 30, 1998, Domestic sales were approximately $5,602,000, International sales were approximately $1,799,000, and Automotive Solutions sales were approximately $31,000. International sales declined, due primarily to lower sales in the Asia region; Domestic sales increased due to growth in TRANSTECH and LeakChek sales.

            Cost of Sales. Cost of sales for the nine months ended September 30, 1999 increased by $3,168,591 (approximately 74%) to $7,432,213 from $4,263,622 for the nine months ended September 30, 1998. The primary reason for the increase was increased costs related to the sales increases.

            Gross Profit. Gross profit for the nine months ended September 30, 1999 increased by $1,564,852 to $4,733,527 from $3,168,675 for the nine months ended September 30, 1998. Gross profit, as a percentage of sales, decreased 3.7% to 38.9% from 42.6% for the nine months ended September 30, 1998. Several factors accounted for the decrease in gross margin. Higher margin detergent products were a lower percentage of sales, 14%, for the nine months ended September 30, 1999, compared to 22% for the nine months ended September 30, 1998; this accounted for 1.2% of the gross margin decrease. An increase in inventory reserves accounted for 1.9% of the gross margin decrease and higher operating expenses, such as rent and supplies, accounted for 1.7% of the gross margin decrease. Offsetting these cost increases were reductions in warranty expense of 1.1%.

            Operating Expenses. Operating expenses decreased by $87,223 (approximately 2%) from $3,762,212 for the nine months ended September 30, 1998, to $3,674,989 for the nine months ended September 30, 1999. The decrease in expenses for the first nine months of 1999 reflects cost reduction in several expense areas, primarily sales costs and advertising.

            Operating Income. As a result of the above, operating income for the nine months ended September 30, 1999 of $1,058,538 increased by $1,652,075 from an operating loss of $593,537 for the nine months ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

  For the Three Months Ended September 30, 1999

            The Company's cash balance at September 30, 1999 was $2,466,512. Cash of $812,749 was provided by operating activities for the three months ended September 30, 1999. Cash used for investing activities was $27,549 for purchases of fixed and intangible assets. Cash flow provided by financing activities for the quarter was $24,259, primarily reflecting the issuance of common stock to employees and directors under stock purchase plans. The net result was an increase in cash of $809,459 from the beginning of the quarter. Working capital as of September 30, 1999, at $4,723,525, increased by $473,246 from the beginning of the quarter.

            On August 4, 1999, the Company obtained from Imperial Bank a $1,000,000 revolving line of credit, at prime plus 1.5%, expiring August 2, 2000. The credit availability is subject to a credit agreement which requires the Company to maintain certain financial ratios and levels for working capital, as well as other covenants, conditions and restrictions. At September 30, 1999, the Company was in compliance with all provisions of the Credit Agreement. Credit advances, should they be drawn down, will be secured by receivables, inventory, equipment and other operating assets.

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

            The Company has made an assessment of the ability of its primary information systems to properly utilize dates beyond year 1999. The results of this review indicate these systems are Year 2000 compliant, and that no material system design or correction effort was or will be required.

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

            However, there can be no assurance that the Company will be completely successful in its efforts to address Year 2000 issues. If these issues are not successfully addressed, there could be impairment to management information systems which could result in lost revenue and negative impact to profitability.

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

            The Company is evaluating the need for certain contingency plans to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness. The Company is also evaluating the need for increasing inventory levels of key components of its manufactured products. The Company estimates that it has spent up to $25,000 in operating costs to make corrective changes; it is estimated that remaining expenses will not exceed $15,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            The Company is exposed to market risks if it borrows funds, related to fluctuations in variable interest rates on its revolving line of credit. For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company, at September 30, 1999, was not borrowing under the line.

            The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments. The Company does not believe that future market risks arising from holdings of its financial instruments will have a material impact on its financial position or results of operations.


STOCK REPURCHASE PROGRAM

            On September 24, 1998, the Board of Directors announced approval of the repurchase and cancellation of up to 451,492 shares of the Company's Common Stock, which, at that time, constituted approximately 10% of the Company's outstanding shares. New shares of Common Stock were reserved for issuance under a stock compensation plan pursuant to which participating directors may elect to receive shares of Common Stock of the Company in lieu of such directors' annual retainer and meeting attendance fees, and for an employee stock purchase plan for participating employees and officers of the Company. Stock purchases under the repurchase program commenced October 2, 1998, and through December 31, 1998, an aggregate of 61,000 shares of Common Stock have been repurchased for aggregate consideration of $56,375. There were no stock purchases during the quarter and nine months ended September 30, 1999.


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Net proceeds from the Company's Initial Public Offering effective as of April 25, 1996 (File No.: 333-1866-LA) totaled $5,153,474. Through
         September 30, 1999, such proceeds were used as follows:

                                    Direct or indirect payments to
                                    directors, officers, general
                                    partners of the issuer or their
                                    associates; to persons owning            Direct or
                                    10% or more of any class of              Indirect
                                    equity securities of the issuer         Payment to
                                    and to affiliates of the issuer.          Others
                                    (X if estimate)                       (X if estimate)           Total
                                    --------------------------------      ---------------           -----
Repayment of
   Indebtedness                                 123,572                      1,500,000            1,623,572
Working Capital                                                                226,962              226,962
Repayment of Interest
   on Indebtedness                              836,428                                             836,428
Investments:
            Short Term CD's,
            Other Cash and
            Cash Equivalents                                                 2,466,512            2,466,512
                                                                                                  ---------
            Total                                                                                 5,153,474
                                                                                                  =========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         11.1    Statement of Calculation of Basic and Diluted Net Income Per
                 Share.

         27.1    Financial Data Schedule.

(b)      No reports on Form 8-K were filed during the quarter ended September
         30, 1999.



            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MOTORVAC TECHNOLOGIES, INC.,
a Delaware corporation



By:     /s/ Lee W. Melody
        ----------------------------
        Lee W. Melody, President and
        Chief Executive Officer

Date:   November 10, 1999



By:     /s/ David P. Nelson
        ----------------------------
        David P. Nelson
        Chief Financial Officer

Date:   November 10, 1999

                           MOTORVAC TECHNOLOGIES, INC.


                                  EXHIBIT INDEX


11.1    Statement of Calculation of Basic and Diluted Net Income Per Share.

27.1    Financial Data Schedule.