Form 10KSB
period 1999-12-31
MOTORVAC TECHNOLOGIES INC
filed 2000-03-28
CIK 915846

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NO. 000-28112

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended December 31, 1999 were $ 15,126,288.

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer as of March 15, 2000, was $4,892,503. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock of the Company have been excluded because such persons may be deemed to be affiliates.

     The total number of shares outstanding of the Issuer's Common Stock was 4,539,158 as of March 15, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Issuer's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Issuer's 2000 Annual Meeting of Stockholders is incorporated herein by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          MOTORVAC TECHNOLOGIES, INC.

                                  FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

 ITEM
NUMBER                                                                 PAGE
------                                                                 ----
                                  PART I
  1.     Description of Business.....................................    3
  2.     Description of Property.....................................   14
  3.     Legal Proceedings...........................................   14
  4.     Submission of Matters to a Vote of Security Holders.........   14

                                  PART II
  5.     Market for Common Equity and Related Stockholders Matters...   15
  6.     Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   15
  7.     Financial Statements........................................   18
  8.     Changes in and Disagreements with Accountants on Accounting
         and
         Financial Disclosures.......................................   18

                                 PART III
  9.     Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act.........................................................   19
 10.     Executive Compensation......................................   19
 11.     Security Ownership of Certain Beneficial Owners and
         Management..................................................   19
 12.     Certain Relationships and Related Transactions..............   19
 13.     Exhibits and Reports on Form 8-K............................   19
 14.     Signatures..................................................   23
 15.     Power of Attorney...........................................   23

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

ITEM 1. DESCRIPTION OF BUSINESS.

     MotorVac Technologies, Inc. (the "Company") designs, develops, assembles, markets and sells the MotorVac CarbonClean System, one of its primary product lines, for the diagnosis, maintenance and repair of internal combustion engine fuel systems primarily for the automotive after-market repair and service industry. The MotorVac CarbonClean System is comprised of a fuel system cleaning machine and a proprietary cleaning detergent. Servicing an engine with the MotorVac CarbonClean System enhances engine performance by removing dirt, carbon deposits and other contaminants from fuel systems of both gasoline and diesel-powered engines. Additionally, the MotorVac CarbonClean System's diagnostic capabilities help to ensure fuel system safety and reliability by allowing the technician to check fuel pressure, fuel volume and system leak down (internal fuel pressure system loss). The Company believes that its MotorVac CarbonClean System enhances both the vehicle manufacturers' mandated goal to develop efficient fuel distribution systems that meet increasingly stringent state and federal emission requirements and customer demands for enhanced engine performance and improved fuel economy.

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

     The Company also designs, assembles, markets and sells the TRANSTECH(R) Transmission Service System. This product, first offered in December 1997, allows the vehicle's transmission pump to flush out the old fluid and pump in new fluid, allowing for essentially all of the old fluid to be replaced. The Company believes TRANSTECH(R) provides a shop owner with a quicker, safer and more profitable way to service automatic transmission systems. The system is unique because it provides the operator with two service modes -- fluid replacement only and fluid plus filter replacement. The Company believes that this service gives repair shops the ability to upsell the service and provide an OEM recommended service.

     In 1999, the Company launched two new product lines: the Coolant Clean System and the LeakChek System. The Coolant Clean System exchanges virtually all of the used coolant mixture in a vehicle's cooling system in a few minutes, resulting in a quicker and more thorough fluid exchange. The LeakChek System is a lightweight, easy-to-use system to detect leaks in the vacuum, exhaust, air injection, evaporator, fuel, oil, cooling and other automotive systems.

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

INDUSTRY OVERVIEW

     The automotive aftermarket, addressing the service and maintenance of motor vehicles, is quite large. MotorVac designs, assembles and sells machines that address relatively narrow segments of this market. Vehicles are made better today and last longer. Certain service, maintenance and diagnostic requirements become more significant in order to support the greater vehicle mileage.

     Fuel systems become contaminated (with carbon and other substances) as driving increases. Internally, this can cause driveability problems, and externally, this contributes to the air pollution problem. The Company believes its fuel system cleaning machine, and proprietary detergent, address this need.

     Also, as vehicles are driven greater distances, the need for certain maintenance fluids increases. Coolant and transmission fluids are necessary to maintain vehicle operability. Machines made by the Company facilitate the periodic replacement of these fluids.

     Finally, higher performing, longer lasting engines have more precise fluid and hydraulic systems, and the detection of leaks becomes more significant in overall maintenance. The Company's leak detection system offers a unique, cost-effective way to accurately detect leaks that can reduce overall maintenance costs.

MOTORVAC'S PRODUCTS

  The MotorVac CarbonClean System and IDT System -- Product Overview.

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

     The gasoline system machine is a twelve-volt-powered, two-line cleaning system which connects to the engine through vehicle-specific adapters for all types of carbureted and fuel-injected engines. The machine passes a detergent and gas mixture over the components of the fuel system. Carbon, gum and varnishes built up in these areas are softened and removed, and then passed through the vehicle's catalytic converter and are destroyed.

     The Company believes that its proprietary cleaning detergent is one of the safest and most effective engine fuel system cleaner on the market. It is safe for use on all engine components and will not harm injectors or any sensitive computer components. Based upon independent test results, the Company believes that the MotorVac CarbonClean System and the IDT System improve the performance of the vehicle, increase fuel mileage and reduce harmful emissions. The detergent is environmentally safe, non-flammable, and non-carcinogenic.

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

  TRANSTECH(R) Transmission Service System -- Product Overview.

     The TRANSTECH(R) System is an automatic transmission fluid exchange machine. Unlike a typical transmission service which only replaces approximately 35% of the used fluid, the TRANSTECH(R) can replace virtually 100% of the old fluid with new fluid in about fifteen minutes. The Company believes that it provides a shop owner with a quicker, safer and more profitable way to service automatic transmission systems. The system is unique because it provides the operator with two service modes -- fluid replacement only and fluid plus filter replacement. The Company believes that this gives the repair shop the ability to upsell the service and provide an OEM-recommended service.

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

  LeakChek Plus(TM) Leak Detection System.

     This easy-to-operate, lightweight system combines pressure-testing technology with the use of a visible, environmentally-safe vapor in a portable tool to detect leaks in the vacuum, exhaust, air injection, evaporator, fuel, oil, cooling and other automotive systems. The system features a chemiluminescent vapor that is detectable under ultra-violet light.

  Coolant Clean Coolant Flush System.

     When used by a trained technician, this system exchanges virtually all of the used coolant mixture in a vehicle's cooling system with new coolant in approximately fifteen minutes. This cleaning process results in a much more complete and timely cleaning compared to the older method of draining the coolant through the radiator drain valve.

     The Company also markets and sells, both separately and together with its machines, standard and deluxe adapter kits which allow the Company's machines to be connected to the appropriate engine parts.

     During the years ended December 31, 1997, 1998 and 1999, the Company derived percentages of total sales from its various product lines as follows:

                      PRODUCT LINE                        1997    1998    1999
                      ------------                        ----    ----    ----
Fuel system cleaning machines...........................   75%     44%     33%
Transmission cleaning machines..........................   --      29%     41%
Coolant cleaning machine................................   --      --       1%
Engine leak diagnosis machines..........................   --      --       7%
Parts...................................................    8%      6%      2%
Fuel system cleaning detergents.........................   17%     21%     16%
                                                          ---     ---     ---
                                                          100%    100%    100%

     Product Warranties. The Company offers a limited warranty covering parts for a period of one year from the date of sale to the end user on all equipment distributed in the United States. For equipment delivered internationally, the Company provides a limited parts warranty only for a period of either 12 or 18 months from the date of shipment. The Company also offers a limited warranty for a period of one year for all of its proprietary fuel system detergents. During the Company's fiscal year ended December 31, 1998, the Company's aggregate warranty expense was approximately $188,000. During the Company's fiscal year ended December 31, 1999, the Company's aggregate warranty expense was approximately $96,000. (The decrease in 1999 was primarily due to larger expenses incurred in 1998 to correct a flow control device which were not required to be incurred in 1999.) There can be no assurance that future warranty expense will not have an adverse effect on the Company's results of operations or financial condition.

     Fuel System Cleaning Detergents. The Company markets and sells its proprietary fuel system detergents in both the United States and international markets utilizing different trade names in different markets. All of the Company's detergents clean dirt, varnish, waxes, carbon and other types of contaminants that build up in critical areas of the engine. The Company's detergents will not damage vehicle surfaces or paint, and are safe for use on all engine fuel system components. The detergents will not harm injectors or any sensitive components.

PRODUCT DISTRIBUTION

     The Company's products are currently sold through a national and international distribution network consisting primarily of the categories described below:

     Snap-on Incorporated. The Company sells the MotorVac CarbonClean System, the IDT System, the TRANSTECH(R) System, the LeakChek System, the CT 2100 and the MotorVac CarbonClean Detergent and Top Engine Cleaner to Snap-on for distribution through Snap-on's tool and equipment network, made up in the U.S. of approximately 3,800 Snap-on dealers and approximately 220 tech reps selling to approximately 300,000 automotive after-market consumers.

     Snap-on is a leading manufacturer and distributor of high-quality hand tools, power tools, tool storage products, diagnostics and shop equipment and information services primarily for use by professional technicians.

     The Company entered into an Exclusive Distribution Agreement dated as of April 10, 1995 (the "Snap-on Distribution Agreement") with Snap-on. Pursuant to the Snap-on Distribution Agreement, the Company appointed Snap-on as its exclusive distributor in the United States and Canada of the Company's "Sun" branded engine cleaning systems, fuel system detergent, and enhanced adapter kits. The Company has the right, however, to enter into other distribution arrangements in the United States and Canada for machines that perform the same functions as the Sun System being sold through Snap-on and for its fuel system detergent in the same formulation as that sold to Snap-on, as long as the container is different and provided that the machines are not identical in design to the Sun System. In order to maintain its exclusivity, Snap-on must meet minimum purchase requirements set forth in the Snap-on Distribution Agreement. The Snap-on Distribution Agreement, through its annual renewal provision, has been extended to April 10, 2001. However, the agreement may be terminated prior to that date in the event of certain defaults by the Company or Snap-on.

     Other Independent Distributors. The Company also markets the MotorVac CarbonClean System, the Carbon Tune System, the TRANSTECH(R) System, IDT System, the Leak Find System and the Coolant Clean System throughout the United States and Canada through a small network of independent distributors. In addition, the Company markets the CarbonClean System, the TRANSTECH(R) System and IDT System in over 55 countries worldwide through local and, in some cases, multinational independent distributors.

     In general, the Company's international distribution agreements provide that the distributor has the exclusive right to sell and distribute the Company's products within the specified territory. The distribution agreements generally include minimum performance goals that, if not met, entitle the Company to terminate the agreements.

     During each of the fiscal years ended December 31, 1999 and 1998, sales of the Company's products to divisions of Snap-on Incorporated accounted for approximately 73% of the Company's net sales. No other distributor or customer accounted for more than 10% of the Company's net sales in the years ended 1999 and 1998.

     For the fiscal year ended December 31, 1999 and the fiscal year ended December 31, 1998, international sales accounted for approximately 10% and 18%, respectively, of the Company's net sales.

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

ASSEMBLY AND QUALITY ASSURANCE

     The Company assembles, tests and packages products at its Santa Ana, California facilities. See "Business -- Properties." The Company purchases the component parts utilized in the assembly of its fuel system cleaning machines from independent third-party suppliers and the Company assembles the machines at its facility. The Company's internal manufacturing operations consist primarily of the production of prototypes, test engineering, material and component part purchasing, assembly, testing, quality control and technical service.

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

     As stated above, the Company relies upon outside suppliers for the manufacture of the component parts for its products. Although certain of these component parts are obtained from a single supplier or a limited number of suppliers, the Company believes that there are a sufficient number of alternative sources of supply for all of the component parts utilized in its machines, except for the pumps incorporated into its machines. With respect to the pumps, the Company currently relies upon Tuthill Corporation, a single supplier, to manufacture a Company-designed proprietary pump. While the Company believes it could secure another manufacturer of the pump, as pumps from alternate suppliers have been tested and approved, any significant interruption in deliveries of pumps could have a material adverse effect upon the Company's results of operations and financial condition until such time as the Company was able to secure an alternative supplier.

     While, to date, the Company has not experienced any significant interruptions in the supply of its components, there is no assurance that significant supply interruptions will not occur in the future.

BACKLOG

     The Company currently does not have, and typically has not in the past had, any significant backlog.

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

     With respect to direct competition with the Company's integrated fuel system cleaning machine and detergent delivery system, the Company is aware of a few manufacturers that produce products capable of performing functions similar to those performed by the Company's products. One such competitor is Engine Clean Technologies, Inc., which manufactures a fuel injector cleaning machine and cleaning detergent. Their product is distributed worldwide by Bilstein Corporation under the Bilstein brand. In addition, a large number of companies, such as Wynn's International, Inc., First Brands Corporation (which markets and sells STP) and Pennzoil Company (which markets and sells GUMOUT), offer fuel additives that are marketed as fuel system cleaners with claims that they improve performance, reduce exhaust emissions and improve fuel economy. Moreover, many national brands of gasoline, including Chevron with Techron and Mobil, advertise that their gasoline additives clean fuel injectors and other parts of the fuel system.

     With respect to direct competition with the Company's transmission service system, the Company is aware of several manufacturers that produce products capable of performing functions similar to those performed by the Company's products. One competitor is Wynn's International, which markets the TransServe systems and also competes with the Company in the fuel system service equipment market. Other competitors include Norco Industries (which markets the Flo-Dynamics line of machines) and Century Manufacturing (which markets the T-Tech machines). There are several companies which manufacture and sell coolant exchange machines; the primary ones, the Company believes, are Wynn's International and B.G. Products.

     The Company believes there is currently only limited competition with respect to its general leak system machines; one competitor is STAR EnviroTech, Inc. With respect to the chemiluminescent feature on its LeakChek-enhanced leak detection system, the Company is not aware of any direct competition; this market position is enhanced by exclusive marketing rights owned by the Company which were purchased from the developer of this technology.

     The business of providing an integrated fuel system cleaning service is relatively new and the Company anticipates that competition will likely increase from existing competitors, companies that are not currently competitors but have the financial resources and expertise to compete in this market and newly-formed companies as market awareness of the fuel system contamination problem increases, and as and when government-mandated emissions testing programs expand. The same is true for the Company's transmission and coolant service products. Increased competition from manufacturers or distributors of fuel system, fluid system service products or detection systems similar to that offered by the Company could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company will be able to successfully compete in this marketplace.

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

     In November of 1999, the Company purchased the patent on the TRANSTECH(R) machine for $100,000. In April of 1999, the Company purchased worldwide marketing and distribution rights to two related fluid leak detection devices for $100,000 and $125,000, respectively. The patent and marketing rights are being amortized over five-year periods.

     The Company purchases all of its fuel system cleaning detergents from Shrader Packaging Co., Inc. ("Shrader"), a single supplier, under an Exclusive Supply Agreement. Under the agreement's terms, Shrader has agreed to produce and deliver to the Company, and the Company has agreed to buy, all of the detergents required by the Company in its business. The Company is also required to make minimum annual purchases of $250,000 per year (this requirement has been met for 1999), subject to annual inflation based increases. Shrader has agreed to limit price increases to increases in its material costs and operating overhead as necessary to maintain Shrader's profit margins. Under the Exclusive Supply Agreement, Shrader has agreed that it will not produce or sell any detergents substantially similar to the chemical formulations produced for the Company or which are in competition with the Company's chemical formulations without the Company's written permission.

     In exchange for its exclusive rights to the chemical formulations, the Company has agreed that in the event that it ceases purchasing the chemical formulations from Shrader, it will purchase Shrader's remaining inventory of chemical formulations and Shrader will not, for a period of one year thereafter, sell any of the chemical formulations to any distributors of the Company or any competitors of the Company. In addition, the Company has obtained a right of first refusal from Shrader to purchase Shrader's worldwide rights to the chemical formulations. The chemical formulations used in the Company's detergents are the proprietary property and a trade secret of Shrader but, to the Company's knowledge, are not patented or otherwise protected. There can be no assurance that Shrader will be able to maintain its chemical formulations as trade secrets or that others will not independently develop chemical formulations that are similar to or competitive with Shrader's chemical formulations. The Company believes that the proprietary nature of the Company's detergents and the Company's exclusive right to obtain those detergents from Shrader are important to the Company's business and any loss of such proprietary protection or the exclusive rights to obtain the detergents could have a material adverse effect on the Company's results of operations and financial condition. See "Risk Factors -- Dependence Upon Single Sources of Supply; Lack of Long Term Supply Contracts for Machine Components."

RESEARCH AND DEVELOPMENT

     For the fiscal year ended December 31, 1999, the Company spent $29,437 on research and development. For the fiscal year ended December 31, 1998, the Company spent $22,893 on research and development.

EMPLOYEES

     As of December 31, 1999, the Company had 49 employees, all of which, except one, were full-time employees, including 15 employed in sales and marketing, 23 employed in research and development, technical support and production, and 11 employed as administrative, accounting and support staff. None of the Company's employees are represented by unions, and the Company considers its employee relations to be good.

RISK FACTORS

  Historical Operating Losses; Accumulated Deficit; Profitability Uncertain

     From August 28, 1992 (inception) for each year through December 31, 1999, with the exception of 1997 and 1999, the Company incurred net losses. As of December 31, 1999, the Company had an accumulated deficit of $10,648,110. There can be no assurance that the Company will be able to achieve or maintain profitable operations in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Dependence Upon Single Sources of Supply; Lack of Long Term Supply Contracts for Machine Components

     The formulations utilized in the Company's gasoline and diesel detergents are manufactured by Shrader, an independent third party. These formulations are the proprietary property and a trade secret of such party, but are not, to the Company's knowledge, patented or otherwise protected. There can be no assurance that the supplier will be able to maintain its chemical formulations as trade secrets or that others will not independently develop chemical formulations that are similar to or competitive with the supplier's chemical formulations. The Company currently relies upon this supplier as its primary supplier of the Company's gasoline and diesel engine detergents under the terms of an exclusive supply agreement. The Company considers its detergents to be important proprietary assets. The loss by the supplier of the proprietary protection for its detergent formulas, a significant interruption in detergent deliveries by the supplier or the inability to obtain detergents from the supplier for any reason for any significant period of time could have a material adverse effect upon the Company and its results of operations. See "Business -- Intellectual Property."

     The Company relies upon outside suppliers for the manufacture of the component parts of its other machines. The Company does not have written long-term contracts with any of these suppliers. The Company generally estimates its anticipated need for components over a three-month period and submits purchase orders to its suppliers for such amounts. There can be no assurance that the Company's suppliers will be able to make timely delivery of components in the future. The inability of the Company to obtain the components necessary to enable it to fill its then-existing orders for any reason, including, but not limited to, shortages, product delays or work stoppages experienced by the Company's suppliers, could have a material adverse effect on the Company's results of operations and financial condition.

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

  Dependence Upon Significant Customer

     During each of the fiscal years ended December 31, 1999 and December 31, 1998, the Company derived approximately 73% of its total sales from sales to Snap-on, Incorporated, a distributor of the Company's products. No other customer accounted for more than 10% of the Company's net sales during these years. Any significant decrease in sales to Snap-on, which are not offset by increases in sales to other existing or new distributors, would have a material adverse effect upon the Company's results of operations and financial condition.

  Future Capital Requirements

     The Company believes that available working capital at December 31, 1999 of $4,951,483 will be sufficient to allow the Company to meet its obligations as they become due through January 1, 2001. To the extent that the Company's cash flow from operations, if any, are insufficient to fund the Company's activities, the Company will be required to raise additional funds through equity or debt financings. No assurance can be given that such financing will be available on terms acceptable to the Company, if at all, and if available, such financing may result in further dilution to the Company's stockholders and/or in additional interest expense. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

  Competition; Technological Developments

     The automotive service and after-market products industries are highly competitive and require substantial technical expertise and capital resources. These industries are characterized by an abundance of manufacturers focusing on the technician, equipment and other after-market performance enhancements. The Company believes that competition in the automotive service and after-market products industries is based primarily on product performance, ease of operation, price, product selection, product availability and service. The Company's products compete with a variety of products designed to clean engine fuel systems and reduce emissions while improving performance, including gasoline fuel additives, chemical formulations that are mixed with fuel in the fuel tank, and chemical formulations that are introduced directly into the fuel system either with or without the aid of a mechanical delivery system. The Company's machines that service transmissions and coolant engine systems face competition from other companies. Most of the Company's competitors in each of these product categories have significantly greater financial, manufacturing, marketing, distribution and other resources than the Company.

     With respect to direct competition with the Company's integrated fuel system cleaning and detergent delivery system, the Company is aware of a few manufacturers and a number of distributors, including Bilstein, that produce products capable of performing some functions similar to those performed by the Company's products. In addition, a large number of companies, such as Wynn's International, Inc., First Brands Corporation (which markets and sells STP) and Pennzoil Company (which markets and sells GUMOUT), offer fuel additives that are marketed as fuel system cleaners with claims that they improve performance, reduce exhaust emissions and improve fuel economy. Moreover, many national brands of gasoline, including Chevron with Techron and Mobil, advertise that their gasoline additives clean fuel injectors and other parts of the fuel system.

     With respect to direct competition with the Company's transmission service system, the Company is aware of several manufacturers that produce products capable of performing functions similar to those performed by the Company's products. One competitor is Wynn's International, which markets the TransServe systems and also competes with the Company in the fuel system service equipment market. Other competitors include Norco Industries (which markets the Flo-Dynamics line of machines) and Burman Products (which markets the T-Tech machines). Competition for coolant system products is from Wynn's International and B.G. Products.

  Dependence Upon Trademarks, Patents and Proprietary Rights

     The Company's success is, in part, dependent upon the protection afforded by the patented technology incorporated in some of the fuel system cleaning and transmission service machines manufactured by the Company, the Company's rights to its trademarks "MotorVac" and "CarbonClean" and the goodwill associated therewith. In the event of a legal challenge, the Company would be required to defend its patents and trademarks and there can be no assurance that the Company would prevail in such a proceeding.

Additionally, the Company must identify and prosecute infringement by others in order to protect its patents and trademarks. Trademark and patent litigation entails substantial legal and other costs. There can be no assurance that the Company will have the necessary financial resources to defend or prosecute its rights in connection with any such litigation. Responding to, defending or bringing claims related to the Company's rights to its intellectual property may require the Company's management to redirect its resources to address such claims, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, if any significant suppliers of the Company are subjected to claims challenging their proprietary rights, the Company could be materially adversely affected if such suppliers' operations are significantly interrupted or if they are unable to defend their respective proprietary rights against such a challenge. See "Risk
Factors -- Dependence Upon Single Sources of Supply; Lack of Long Term Supply Contracts for Machine Components" and "Business -- Intellectual Property."

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

  Dependence on International Sales

     An important element of the Company's business strategy is to continue to expand in selected international markets. In the Company's fiscal year ended December 31, 1999 and December 31, 1998, respectively, the Company derived approximately 10% and 18%, respectively, of total sales from international markets. The decline in 1999 reflects primarily three large accounts in the Far East which reduced their purchases in 1999. The Company's international sales efforts are subject to the customary risks of doing business abroad, including exposure to regulatory requirements, political and economic instability, barriers to trade, trade restrictions (including import quotas), tariff regulations, foreign taxes, restrictions on transfer of funds, difficulty in obtaining distribution and support and export licensing requirements, any of which could have a material adverse effect on the Company's results of operations and financial condition. The Company sells its products in United States dollar denominations only. Consequently, a weakening in the value of foreign currencies relative to the U.S. dollar and potential fluctuations in foreign currency exchange rates could have an adverse impact on the Company's sales and could cause the Company to reduce its selling prices, which could have a negative impact on gross margins on international sales. See
"Business -- Product Distribution."

  Risk of Product Liability

     The nature of the Company's business exposes it to risk from product liability claims. The Company currently maintains product liability insurance for its products worldwide, with limits of $10,000,000 per occurrence and $11,000,000 in the aggregate, per annum. There can be no assurance that the Company's insurance will be adequate to cover future product liability claims, or that the Company will be successful in maintaining adequate product liability insurance at commercially reasonable rates. Any losses that the Company may suffer from future liability claims, including the successful assertion against the Company of one or a series of large uninsured claims in excess of the Company's coverage, may have a material adverse effect on the Company's business, financial condition and results of operation. Even if the Company is successful in the defense of product liability claims, the defense of product liability claims generally requires substantial expenditures of funds and management time which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any product liability litigation may have a material adverse effect on the reputation and marketability of the Company's products. See
"Business -- Product Warranties."

  Governmental Regulation

     The Company's products are marketed in part based on their ability to reduce air pollution and other harmful emissions from diesel and gasoline combustion engines as required by foreign, federal and state governmental regulations, as well as their ability to fix some driveability problems and increase fuel economy. Significant changes in such laws that reduce clean air requirements or the failure of the Company's products to enhance compliance with such laws in the future could have a material adverse effect on the Company's results of operations. Additionally, there may be changes in governmental regulations related to environmental, health, safety or labor matters with which the Company will have to comply. There can be no assurance that the Company will be able, for financial or other reasons, to comply with the requirements of any future changes in governmental regulations. Failure to comply with future governmental regulations could subject the Company to fines and injunctions, which could result in a material adverse effect on the Company's results of operations and financial condition. Although the Company is not aware of any claim involving violation of environmental, health, safety or labor laws or regulations, there can be no assurance that such a claim may not arise in the future, which may have a material adverse effect on the Company. See
"Business -- Governmental Regulation."

  Control by Existing Stockholders

     At March 10, 2000, EMIIC, the principal stockholder of the Company, and the Company's directors and officers collectively, beneficially owned approximately 66.8% of the Company's Common Stock (EMIIC, 61.0%; the Company's directors and officers, 5.8%). Consequently, these persons will have the ability to control the election of all the Company's directors, to determine the outcome of most corporate actions submitted to the vote of the Company's stockholders and to generally control the affairs and management of the Company. See "Security Ownership of Certain Beneficial Owners and Management." In addition, such concentration of ownership and control may have the effect of delaying, deferring or preventing a change in control in the Company.

  Dependence on Key Personnel

     The Company's success is dependent, in part, upon the continued services of certain key executive officers, including Lee W. Melody, the Company's President and Chief Executive Officer. The loss of any one of its key executive officers could have a material adverse effect on the Company's results of operations and financial condition. The President, Senior Vice President of Sales, Vice President of Operations and the Vice President of Finance are employed under formal employment agreements. The continued success of the Company may also be dependent upon its ability to attract and retain highly qualified marketing, sales and other personnel. There can be no assurance that the Company will be able to recruit and retain such personnel. See "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

  Possible Issuance of Preferred Stock; Anti-takeover Effect of Delaware Law

     The Company is authorized to issue up to 500,000 shares of preferred stock, par value $.01 per share (the "Preferred Stock"). The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by the Company's stockholders, and may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions as determined by the Board of Directors. Although the Company has no shares of Preferred Stock outstanding and has no present plans to issue any shares of

Preferred Stock, the issuance of any shares of Preferred Stock in the future could affect the rights of the holders of Common Stock and thereby reduce the value of the Common Stock. In particular, specific rights granted to future holders of Preferred Stock could be used to restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by its present owners. These provisions, together with certain provisions of Delaware law, may also have the effect of delaying or preventing changes in control or management of the Company which could adversely affect the market price of the Company's Common Stock.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's executive offices, research and product development, assembly, warehousing and distribution facilities are currently housed in two adjacent leased industrial buildings; comprised of approximately 34,500 square feet located in a state-designated enterprise zone in Santa Ana, California. Under the terms of the lease, the Company presently pays rent of approximately $15,710 per month, plus the Company's pro rata share of common area maintenance and operating expenses. The lease expires in January of 2003.

ITEM 3. LEGAL PROCEEDINGS.

     The Company, from time to time, is involved in routine litigation incidental to the conduct of its business. There are currently no material pending legal proceedings to which the Company is a party to or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters have been submitted to a vote of stockholders during the fourth quarter of fiscal 1999.

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

                                                              HIGH    LOW
                                                              ----    ---
YEAR ENDED DECEMBER 31, 1998
  First Quarter.............................................  2 9/16  1 3/4
  Second Quarter............................................  2 1/4   1
  Third Quarter.............................................  1 3/8    11/1
  Fourth Quarter............................................  1        1/
YEAR ENDED DECEMBER 31, 1999
  First Quarter.............................................  2 1/4   1
  Second Quarter............................................  2 7/8   1 1/4
  Third Quarter.............................................  3 31/32 1 1/2
  Fourth Quarter............................................  3 5/16  2 5/8

     There were approximately 103 holders of record of the Company's Common Stock as of February 29, 2000.

     No dividends have been declared or paid on the Company's Common Stock.

     For the year ended December 31, 1999, the Company issued incentive and nonstatutory stock options to purchase an aggregate of 249,000 shares of Common Stock to directors, officers and employees. The exercise price for such options ranged between $1.81 and $2.50 per share. The Company issued such options in reliance upon the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read together with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB.

OVERVIEW

     The Company designs, develops, assembles, markets and sells machines for the diagnosis, maintenance, and repair of internal combustion engine fuel and transmission systems primarily for the automotive after-market repair and service industry. The Company markets and sells its fuel system cleaning and transmission machines and detergents through various distribution channels, both in the United States and Canada ("Domestic"), primarily under the trade name MotorVac, and outside the United States and Canada ("International") under the trade name CarbonClean.

     The Company elected to change its fiscal year-end to December 31 from March 31, effective with the fiscal year ended December 31, 1995. The following discussion and analysis addresses the results of the Company's operations for the twelve months ended December 31, 1999, as compared to the Company's results of operations for the twelve months ended December 31, 1998, except as otherwise noted. On May 1, 1996, the Company consummated an initial public offering (the "IPO") of 1,100,000 shares of its common stock, resulting in gross proceeds of approximately $5,912,500. On June 13, 1996, the Company completed the sale of an additional 110,000 shares of its common stock upon exercise of the underwriter's overallotment option (the "Overallotment"), resulting in gross proceeds to the Company of approximately $591,250.

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

     Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately, and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements, including, but not limited to, those set forth under "Risk Factors" contained in this Annual Report on Form 10-KSB and the Company's other periodic filings with the Commission. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

RESULTS OF OPERATIONS

     The results of operations for the years ended December 31, 1999 and 1998 were as follows:

                                                             YEAR ENDED      YEAR ENDED
                                                            DECEMBER 31,    DECEMBER 31,
                                                                1999            1998
                                                            ------------    ------------
Net sales.................................................  $15,126,288     $10,017,020
Cost of sales.............................................    8,910,587       5,548,288
                                                            -----------     -----------
Gross profit..............................................    6,215,701       4,468,732
Operating expenses........................................    4,862,574       4,905,145
                                                            -----------     -----------
Income (loss) from operations.............................    1,353,127        (436,413)
Interest income, net......................................       84,504          56,504
                                                            -----------     -----------
Income (loss) before provision for income taxes...........    1,437,631        (379,909)
Provision for income taxes................................       38,000           5,558
                                                            -----------     -----------
Net income (loss).........................................  $ 1,399,631     $  (385,467)
                                                            ===========     ===========

    COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1999 TO THE TWELVE MONTHS ENDED DECEMBER 31, 1998

     Net Sales. Net sales for the year ended December 31, 1999 of $15,126,288 increased $5,109,268 (approximately 51%) from $10,017,020 for the year ended December 31, 1998. The primary reasons for the sales increase were a doubling of sales of TRANSTECH(R) machines to approximately $6,267,000 and sales of the LeakChek machine, a new product in 1999, for approximately $1,100,000. In addition, sales of gas machines grew 12% to approximately $4,580,000, and detergent products grew 12% to approximately $2,430,000.

     Cost of Sales. Cost of sales for the year ended December 31, 1999 increased by $3,362,299 (approximately 61%) to $8,910,587 from $5,548,288 for the year ended December 31, 1998. Cost of sales, as a percentage of net sales, for the year ended December 31, 1999, was 58.9% versus 55.4% of net sales for the year ended December 31, 1998. Several factors accounted for the cost of sales increase as a percentage of sales. Detergent sales, which provide a higher gross margin than machine sales, declined as a percentage of total sales in 1999 to 16% from 22% in 1998; this accounted for about 1.2% of the decline. Other factors contributing to a higher cost of sales as a percentage of sales in 1999 included higher production costs, such as rent, labor and supplies, which accounted for 1.8% of the decrease; higher inventory reserve costs for obsolescence accounted for 1.5% of the decrease. Offsetting these factors, which decreased the gross margin percent, was a decline in warranty costs, accounting for an improvement of 1.2% of gross margin percent, reflecting lower rates of part failures than occurred in 1998.

     Operating Expenses. Operating expenses for the year ended December 31, 1999 of $4,862,574 decreased $42,571 (approximately 1%) from $4,905,145 for the year ended December 31, 1998. As a percentage of sales, operating expenses declined from 49% in 1998 to 32% in 1999, reflecting cost control actions implemented in 1999. As a percentage of sales, the significant areas of improvement were accounting and finance costs of 4%, production services costs for 3% and 2% each for marketing, administrative and occupancy costs.

     Net Interest Income. Net interest income increased to $84,504 for the year ended December 31, 1999, compared to $56,504 for 1998, an increase of $28,000, or 50%. The increase reflected higher investment funds due to larger cash flow from the increase in profitability, and from a new arrangement with the Company's bank that provided more cost-effective use of net funds.

     Income from Operations. As a result of the above, the income from operations for the year ended December 31, 1999 of $1,353,127 increased by $1,789,540 from an operating loss of $436,413 for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

  For the Twelve Months Ended December 31, 1999

     Cash and cash equivalents at December 31, 1999 was $1,943,586. Cash and cash equivalents of approximately $732,000 were generated by operating activities for the year ended December 31, 1999. Cash flow provided by financing activities for the year was approximately $94,000, and cash used for investing activities was approximately $516,000. The net result was an increase in cash of approximately $311,000 from the prior year. Working capital, at approximately $4,4951,483, increased by approximately $1,500,000 from 1998, and the current ratio was 4.7:1 in 1999 and 1998.

     On August 4, 1999, the Company obtained from Imperial Bank a $1,000,000 revolving line of credit, at prime plus 1.5%, expiring August 2, 2000. The credit availability is subject to a credit agreement which requires the Company to maintain certain financial ratios and levels for working capital, as well as other covenants, conditions and restrictions. At December 31, 1999, the Company was in compliance with all provisions of the Credit Agreement. Credit advances, should they be drawn down, will be secured by receivables, inventory, equipment and other operating assets.

     The Company presently expects that current cash resources and the available capacity under the line of credit, together with cash generated from operations, will be sufficient to meet its operating and capital requirements for the next twelve months. There can be no assurances that additional capital will be available to the Company on favorable terms or at all.

INFORMATION SYSTEMS AND THE YEAR 2000

     All of the Company operating, accounting and facility systems are Year 2000-compliant. The Company is not aware of any customer or vendor that is not compliant. The Company estimates that the total cost incurred in 1999 was less than $40,000. The Company anticipates no expenditures in 2000 and beyond for the purpose of correcting Year 2000-related system problems.

STOCK REPURCHASE PROGRAM

     On September 24, 1998, the Board of Directors announced approval of the repurchase and cancellation of up to 451,492 shares of its common stock, which, at that time, constituted approximately 10% of the

Company's outstanding shares. New shares of common stock will be reserved for issuance under a stock compensation plan pursuant to which participating directors may elect to receive shares of common stock of the Company in lieu of such directors' annual retainer and meeting attendance fees, and for an employee stock purchase plan for participating employees and officers of the Company. Stock purchases under the repurchase program commenced October 2, 1998, and through March 22, 2000, an aggregate of 71,200 shares of common stock have been repurchased for aggregate consideration of $92,098.

ITEM 7. FINANCIAL STATEMENTS.

     The information required by this item is included in Pages F-1 through F-16 attached hereto and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by this item is incorporated herein by reference from Issuer's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Issuer's 1999 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Proposal
1 -- Election of Directors," "Section 16(A), Beneficial Ownership Reporting Compliance," and "Additional Information -- Management."

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) See Exhibit Index below.

     (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                          MOTORVAC TECHNOLOGIES, INC.

                          EXHIBIT INDEX TO FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999

 EXHIBIT
 NUMBER                            DESCRIPTION
---------                          -----------
 3.1(1)    Amended and Restated Certificate of Incorporation.
 3.2(1)    Third Amended and Restated Bylaws, as amended.
 4.1       Reference is made to Exhibits 3.1 and 3.2.
 4.2(1)    Specimen Stock Certificate.
10.1(1)    Letter Agreement dated February 12, 1996, by and among the
           Registrant, Enviromotive, Inc. and International Turbo
           Center, Inc.
10.2(1)+   1996 Stock Incentive Award Plan of Registrant.
10.3(1)+   Form of 1996 Director Nonqualified Stock Option Agreement.
10.4(1)+   Form of 1996 Employee Nonqualified Stock Option Agreement.
10.5(1)+   1996 Director Stock Plan of Registrant.
10.6(1)+   Amended and Restated Employment Agreement dated March 21,
           1996, between the Registrant and Allan T. Maguire.
10.7(1)    Form of Consent to Amendment of Registration Rights
           Agreement and Stock Purchase Warrant and Waiver of Notice
           entered into between the Registrant and each of the holders of Stock Purchase Warrants to purchase Series B Preferred
           Stock.
10.8(2)    Products Distribution Agreement dated May 1, 1996, by and
           between the Registrant and Sun Electric De Mexico, S.A. De
           C.V.
10.9(1)    Transfer Agreement dated October 23, 1995, by and between
           CarbonClean International Ltd. and the Registrant.
10.10(1)   Transfer Agreement dated October 23, 1995, by and between
           MIML and the Registrant.
10.11(1)   Amended and Restated Secured Subordinated Promissory Note
           dated December 31, 1995 in the original principal amount of
           $1,040,000 payable by the Registrant in favor of The WH & NC
           Eighteen Corporation.
10.12(1)   Security Agreement dated August 3, 1995, by and between the
           Registrant and The WH & NC Eighteen Corporation.
10.13(3)   First Amendment to Purchase Agreement dated September 30,
           1996, by and among the Registrant, International Turbo
           Center, Inc., and Enviromotive, Inc.
10.14(5)   Products Distribution Agreement dated December 1, 1996, by and between the Registrant and Snap-on Tools Japan K.K.
10.15(5)   Products Distribution Agreement dated January 6, 1997, by
           and between the Registrant and China Motor-Vehicle Safety
           Appraisal and Inspection Center.
10.16(1)   Products Distribution Agreement dated January 27, 1995, by and between the Registrant and DeCarbon Pty. Ltd.
10.17(1)   Supplier Purchase Agreement dated April 10, 1995, by and
           between the Registrant and Snap-on Incorporated.
10.18(1)   Exclusive Distribution Agreement dated April 10, 1995, by
           and between the Registrant and Snap-on Incorporated.
10.19(1)   Products Distribution Agreement dated November 16, 1995, by and between the Registrant and Automotive Diagnostics.

 EXHIBIT
 NUMBER                            DESCRIPTION
---------                          -----------
10.20(1)   Letter Agreement dated February 12, 1996, by and among the
           Registrant, Enviromotive, Inc., and International Turbo
           Center, Inc.
10.21(1)   Standard Industrial Lease -- Multi-Tenant dated November 29,
           1995, by and between Northern McFadden Limited Partnership, an Illinois limited partnership, and the Registrant.
10.22(4)   Products Distribution Agreement dated March 28, 1996, by and between the Registrant and Cameo (QLD) Pty. Ltd.
10.23(1)+  Employment Agreement dated October 24, 1994, by and between the Registrant and Lee William Melody, as amended as of
           November 3, 1995.
10.24(1)   Employment Agreement dated as of November 20, 1995 by and
           between the Registrant and Michael G. Arkell.
10.25(1)   Offer Letter to Michael G. Hosch dated December 16, 1992,
           from the Registrant, as amended by Memorandum dated March
           21, 1995.
10.26(1)   Form of Indemnity Agreement entered into with each of the
           Registrant's officers and directors.
10.27(1)   Amendment to Stockholders Voting Agreement dated March 8,
           1996, by and among the Registrant, Erin Mills International
           Investment Corporation, George H. David and Robert G. Reese.
10.28(1)   Purchase Agreement dated February 22, 1996, but made
           effective as of December 31, 1995, by and among the
           Registrant, International Turbo Center, Inc. and
           Enviromotive, Inc.
10.29(1)   MotorVac Technologies, Inc. Cash Bonus Plan.
10.30(1)   Letter Agreement dated April 5, 1996, between the Registrant and Shrader Packaging Co., Inc. amending the Exclusive
           Supply Agreement and granting a right of first refusal to
           the Registrant.
10.31(5)   Settlement Agreement and Mutual Release dated January 6,
           1997, by and between the Registrant, DeCarbon Australia Pty.
           Ltd., Carbon Clean Corporation Pty. Ltd., Carbon Tune Pty.
           Ltd., Chris Somas, Roydn Sweet and Jim Litis (collectively
           "DeCarbon").
10.32(5)   First Amendment and Modification to Settlement Agreement and
           Mutual Release, by and between the Registrant and DeCarbon, dated January 4, 1997.
10.33(5)   Second Amendment and Modification to Settlement Agreement
           and Mutual Release, by and between the Registrant and
           DeCarbon, dated January 7, 1997.
10.34(5)   Letter Agreement confirming settlement between the
           Registrant and Lee W. Melody on the one hand, and Robert L.
           Fisher and ETCO on the other hand, dated March 14, 1997.
10.35(3)   Letter Agreement dated September 15, 1996, by and between
           the Registrant and Automotive Diagnostics canceling the
           Products Distribution Agreement dated November 16, 1995,
           along with the Product Labeling Agreement.
10.36(3)   Products Distribution Agreement dated September 15, 1996, by and between the Registrant and Cartek International, Inc.
10.37(1)   Letter Agreement dated as of December 31, 1995, between the
           Registrant and EMIIC amending certain promissory notes and waiving certain defaults thereunder.
10.38(5)   Settlement Agreement and Mutual Release dated March 27,
           1997, by and between Lee W. Melody and the Registrant on the one side, and Robert L. Fisher and ETCO on the other.
10.39(6)   Employment Agreement dated as of November 13, 1997, by and between the Registrant and David P. Nelson.
10.40(6)   Termination Agreement dated as of September 26, 1997, by and between the Registrant and Allan T. Maguire.
10.41(7)+  First Amendment to 1996 Stock Incentive Award Plan of
           Registrant.
10.42(7)+  First Amendment to Form of 1996 Director Non-Qualified Stock
           Option Agreement.

 EXHIBIT
 NUMBER                            DESCRIPTION
---------                          -----------
10.43(7)+  First Amendment to Form of 1996 Employee Non-Qualified Stock
           Option Agreement.
10.44(7)+  1998 Employee Stock Purchase Plan and related offering document.
10.45(7)+  1998 Stock Compensation Plan.
10.46(8)   Credit Agreement with Imperial Bank dated August 4, 1999.
10.47(8)   Manufacturing Agreement.
10.48(8)   Assembly Agreement. (Portions of the exhibit have been
           omitted pursuant to an approval request for confidential
           treatment.)
10.49      Addendum to Assembly Agreement dated as of September 17,
           1999. (Portions of the exhibit have been omitted pursuant to a request for confidential treatment.)
24.1       Power of Attorney. Reference is made to page 24.
27.1       Financial Data Schedule in accordance with Article 5 of
           Regulation S-X.
27.2(6)    Financial Data Schedule in accordance with Article 5 of
           Regulation S-X, restated for year-end 1996 and quarters
           ended June 30, 1996 and September 30, 1996.
27.3(6)    Financial Data Schedule in accordance with Article 5 of
           Regulation S-X, restated for quarters ended March 31, 1997,
           June 30, 1997 and September 30, 1997.

---------------
(1) Previously filed as an exhibit to the Registration Statement on Form SB-2, as amended (No. 333-1866-LA), and incorporated herein by reference.

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

(8) Previously filed as an exhibit to Form 10-QSB for the period ended June 30, 1999, and incorporated herein by reference.

 +  Indicates a management contract or compensatory plan or arrangement.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MOTORVAC TECHNOLOGIES, INC.

Date: March 27, 2000
                                          By:       /s/ LEE W. MELODY
                                            ------------------------------------
                                                       Lee W. Melody
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

Date: March 27, 2000
                                          By:      /s/ DAVID P. NELSON
                                             -----------------------------------
                                                       David P. Nelson
                                              Vice President of Finance, Chief
                                                          Financial
                                              Officer, Treasurer and Secretary
                                               (Principal Accounting Officer)

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

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ RONALD J. MONARK                   Chairman of the Board, Director  March 27, 2000
-----------------------------------------------------
                  Ronald J. Monark

                  /s/ LEE W. MELODY                    President and Chief Executive    March 27, 2000
-----------------------------------------------------  Officer, Director
                    Lee W. Melody

                 /s/ DAVID P. NELSON                   Vice President of Finance,       March 27, 2000
-----------------------------------------------------  Chief Financial Officer,
                   David P. Nelson                     Treasurer and Secretary

               /s/ STEPHEN L. GREAVES                  Director                         March 27, 2000
-----------------------------------------------------
                 Stephen L. Greaves

                  /s/ GRANT FERRIER                    Director                         March 27, 2000
-----------------------------------------------------
                    Grant Ferrier

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ GERALD C. QUINN                   Director                         March 27, 2000
-----------------------------------------------------
                   Gerald C. Quinn

                   /s/ A. J. WOLF                      Director                         March 27, 2000
-----------------------------------------------------
                     A. J. Wolf

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Financial Statements:
  Balance sheets as of December 31, 1999 and 1998...........  F-3
  Statements of operations for the years ended December 31,
     1999 and 1998..........................................  F-4
  Statements of stockholders' equity for the years ended
     December 31, 1999 and 1998.............................  F-5
  Statements of cash flows for the years ended December 31,
     1999 and 1998..........................................  F-6
Notes to financial statements...............................  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MotorVac Technologies, Inc.:

     We have audited the accompanying balance sheets of MotorVac Technologies, Inc. (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of MotorVac Technologies, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Costa Mesa, California
March 4, 2000

                          MOTORVAC TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)........................  $  1,943,586    $  1,632,605
  Accounts Receivable, net of allowance for doubtful
     accounts of $30,000 (1999) and $84,662 (1998)..........     1,668,395         866,357
  Inventories, net of reserve of $200,000 (1999) and $63,099
     (1998) (Note 3)........................................     2,474,919       1,667,333
  Other Current Assets -- including deposits with vendors of
     $109,356 (1999) and $196,030 (1998)....................       204,514         275,245
                                                              ------------    ------------
          Total Current Assets..............................     6,291,414       4,441,540
Property and Equipment, net (Note 4)........................       294,734         242,666
Trademarks and Patents, net of accumulated amortization of
  $1,507,741 (1999) and $1,185,155 (1998) (Note 2)..........       416,702         639,288
Marketing Rights, net of accumulated amortization of $33,750
  (1999) (Notes 2 and 5)....................................       191,250
Other Assets................................................        21,133          17,227
                                                              ------------    ------------
                                                              $  7,215,233    $  5,340,721
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable and Other Current Liabilities (Notes 5, 7
     and 8).................................................  $  1,289,931    $    954,567
  Short-term note payable to employee (Note 6)..............        50,000
                                                              ------------    ------------
          Total Current Liabilities.........................     1,339,931         954,567
Commitments and Contingencies (Notes 9 and 10)
STOCKHOLDERS' EQUITY (NOTES 1, 12, 13 AND 14):
  Common Stock, $.01 par value; 10,000,000 shares
     authorized; 4,527,536 (1999) and 4,453,918 (1998)
     issued and outstanding.................................        45,275          44,539
  Additional paid-in capital................................    16,561,353      16,467,788
  Employee Stock Loans......................................       (83,216)        (78,432)
  Accumulated Deficit.......................................   (10,648,110)    (12,047,741)
                                                              ------------    ------------
          Total Stockholders' Equity........................     5,875,302       4,386,154
                                                              ------------    ------------
                                                              $  7,215,233    $  5,340,721
                                                              ============    ============

                (See Accompanying Notes to Financial Statements)

                          MOTORVAC TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                                               YEAR ENDED      YEAR ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
Net Sales (Note 16).........................................  $15,126,288     $10,017,020
Cost of Sales...............................................    8,910,587       5,548,288
                                                              -----------     -----------
Gross Profit................................................    6,215,701       4,468,732
Operating Expenses (Note 9).................................    4,862,574       4,905,145
                                                              -----------     -----------
Income (Loss) from Operations...............................    1,353,127        (436,413)
Interest Income, Net........................................       84,504          56,504
                                                              -----------     -----------
Income (Loss) Before Provision for Income Taxes.............    1,437,631        (379,909)
Provision for Income Taxes (Note 11)........................       38,000           5,558
                                                              -----------     -----------
Net Income (Loss)...........................................  $ 1,399,631     $  (385,467)
                                                              ===========     ===========
Basic Earnings (Loss) Per Share.............................  $      0.31     $     (0.09)
                                                              ===========     ===========
Weighted Average Shares Used to Calculate Basic Earnings
  (Loss) Per Share..........................................    4,497,248       4,503,285
                                                              ===========     ===========
Diluted Earnings (Loss) Per Share...........................  $      0.31     $     (0.09)
                                                              ===========     ===========
Weighted Average Shares Used to Calculate Diluted Earnings
  (Loss) Per Share..........................................    4,568,865       4,503,285
                                                              ===========     ===========

                (See Accompanying Notes to Financial Statements)

                          MOTORVAC TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                           COMMON STOCK       ADDITIONAL    EMPLOYEE
                                        -------------------     PAID-IN      STOCK     ACCUMULATED
                                         SHARES     AMOUNT      CAPITAL      LOANS       DEFICIT        TOTAL
                                        ---------   -------   -----------   --------   ------------   ----------
BALANCE, January 1, 1998..............  4,514,918   $45,149   $16,523,553   $(35,161)  $(11,662,274)  $4,871,267
Net Loss..............................                                                     (385,467)    (385,467)
Employee Stock Loans..................                                       (43,271)                    (43,271)
Shares Repurchased under Plan.........    (61,000)     (610)      (55,765)                               (56,375)
                                        ---------   -------   -----------   --------   ------------   ----------
BALANCE, December 31, 1998............  4,453,918    44,539    16,467,788    (78,432)   (12,047,741)   4,386,154
Net Income............................                                                    1,399,631    1,399,631
Employee Stock Loans..................                                        (4,784)                     (4,784)
Shares Issued under Plan..............     73,618       736        93,565                                 94,301
                                        ---------   -------   -----------   --------   ------------   ----------
BALANCE, December 31, 1999............  4,527,536   $45,275   $16,561,353   $(83,216)  $(10,648,110)  $5,875,302
                                        =========   =======   ===========   ========   ============   ==========

                (See Accompanying Notes to Financial Statements)

                          MOTORVAC TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED      YEAR ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)...........................................   $1,399,631      $ (385,467)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................      507,086         411,506
  Loss on disposal of property..............................       37,910
  Accrued interest receivable from stock loans..............       (4,784)
  Net change in operating assets and liabilities:
     Accounts receivable....................................     (802,038)        896,855
     Inventories............................................     (807,586)       (469,789)
     Other current assets and other assets..................       66,825         118,855
     Accounts payable and other current liabilities.........      335,364        (150,676)
                                                               ----------      ----------
     Net cash provided by operating activities..............      732,408         421,284
                                                               ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................     (240,728)       (104,153)
  Purchase of intangible assets.............................      (83,750)
  Purchase of marketing rights..............................     (191,250)
                                                               ----------      ----------
     Net cash used in investing activities..................     (515,728)       (104,153)
                                                               ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock................................                      (56,375)
  Issuance of common stock..................................       94,301
  Advances to key employees for stock purchases.............                      (43,271)
  Repayment of notes payable to bank........................                     (250,000)
                                                               ----------      ----------
     Net cash provided by (used) in financing activities....       94,301        (349,646)
                                                               ----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      310,981         (32,515)
CASH AND CASH EQUIVALENTS, beginning of year................    1,632,605       1,665,120
                                                               ----------      ----------
CASH AND CASH EQUIVALENTS, end of year......................   $1,943,586      $1,632,605
                                                               ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid.............................................   $   10,073      $   20,897
                                                               ==========      ==========
  Income taxes paid.........................................   $   48,000      $    5,132
                                                               ==========      ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Issuance of note payable in exchange for patent (Note
     6).....................................................   $   50,000      $
                                                               ==========      ==========

                (See Accompanying Notes to Financial Statements)

                          MOTORVAC TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

 1. GENERAL

     Incorporation -- MotorVac Technologies, Inc. (the "Company") was incorporated under the general corporation law of the State of Delaware on June 19, 1992 as CarbonClean Corporation ("CCC"). On March 12, 1993, CCC changed the name of the corporation to MotorVac Technologies, Inc.

     Line of Business -- The Company designs, develops, assembles, markets and sells the MotorVac CarbonClean System, the TRANSTECH(R) System, and proprietary detergent primarily to the automotive after-market industry through various distribution channels both in the U.S. and Canada under the trade name MotorVac, and outside the U.S. and Canada under the trade name CarbonClean.

     Fiscal Year -- The Company's year-end for financial reporting and income tax purposes is December 31.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents -- The Company considers all highly liquid investments with maturities at the date of purchase of less than three months to be cash equivalents.

     Revenue Recognition -- The Company recognizes revenue when products are shipped.

     Concentration of Credit Risk -- The Company's revenues are generated primarily from credit sales. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. The Company does not require collateral for its receivables.

     Significant Supplier -- The Company currently relies on a supplier as a sole source of the Company's gasoline and diesel engine detergents under the terms of an exclusive supply contract. The Company considers its detergents to be a critical proprietary asset. The loss of the supplier of the proprietary product or an inability to obtain detergent from the supplier for any significant period of time could have a material adverse effect on the Company's results of operations.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Inventories -- Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.

     Warranty Reserve -- The Company accrues warranty reserves, which are charged against cost of goods sold, based upon historical rates and estimated future costs.

     Basic and Diluted (Loss) Earnings Per Common Share -- Basic (loss) earnings per common share is computed as net (loss) income divided by the weighted average number of common shares outstanding during the period. Diluted net
(loss) earnings per common share is computed as net income divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period. Common stock equivalents are excluded from the (loss) earnings per share

                          MOTORVAC TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 (CONTINUED)

calculation when the effect would be anti-dilutive. The following table reconciles the numerators and denominators used in the computation of both basic and diluted earnings per share:

                                                        YEAR ENDED           YEAR ENDED
                                                     DECEMBER 31, 1999    DECEMBER 31, 1998
                                                     -----------------    -----------------
Basic earnings (loss) per share:
  Numerator:
     Net income (loss).............................     $1,399,631           $ (385,467)
                                                        ==========           ==========
  Denominator:
     Average common shares.........................     $4,497,248           $4,503,285
                                                        ==========           ==========
  Basic earnings (loss) per share..................     $     0.31           $    (0.09)
                                                        ==========           ==========
Diluted earnings (loss) per share:
  Numerator:
     Net income (loss).............................     $1,399,631           $ (385,467)
                                                        ==========           ==========
  Denominator:
     Average common shares -- basic................      4,497,248            4,503,285
     Stock option conversion.......................         71,617                   --
                                                        ----------           ----------
     Average common shares -- diluted..............      4,568,865            4,503,285
                                                        ==========           ==========
Diluted earnings (loss) per share..................     $     0.31           $    (0.09)
                                                        ==========           ==========

     Depreciation and Amortization -- Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Computer equipment and software.......................             3 to 5 years
Machinery and equipment...............................             2 to 5 years
Furniture and fixtures................................               5 years
Leasehold improvements................................  Lesser of life of lease or 5 years

     Intangible Assets -- Intangible assets, consisting of patents, and manufacturing and distribution rights, are stated at cost and amortized using the straight-line method over five to twelve years. The Company has certain patents, trademarks and other rights that are amortized using the straight-line method over five years, or 3% of net sales from the related product line, if greater in any year. The recoverability of intangibles is measured based on gross profit margin on the sale of related products and is evaluated annually.

     Income Taxes -- The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets (if realizable) and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates. In the event the future consequences of differences between financial reporting basis and the tax basis of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     Comprehensive Income (Loss) -- SFAS No. 130 requires that comprehensive income (loss) and its components, as defined in the statement, be reported in a financial statement. In accordance with SFAS No. 130, the Company considers all changes in equity from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners, to be comprehensive income.

                          MOTORVAC TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 (CONTINUED)

For the years ended December 31, 1999 and 1998, there were no differences between comprehensive income (loss) and net income (loss).

     Recently Issued Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company is required to adopt effective in its fiscal year 2000. SFAS No. 133 will require the Company to record all derivatives on its balance sheet at fair value. The Company does not currently engage in hedging activities but will continue to evaluate the effects of adopting SFAS No. 133.

 3. INVENTORIES

     Inventories, which include materials, supplies, labor and manufacturing overhead, are summarized as follows at December 31:

                                                                 1999          1998
                                                              ----------    ----------
Materials and supplies......................................  $  976,368    $  878,548
Work in process.............................................      89,847        45,731
Finished product............................................   1,608,704       806,153
Reserve.....................................................    (200,000)      (63,099)
                                                              ----------    ----------
                                                              $2,474,919    $1,667,333
                                                              ==========    ==========

 4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                                1999         1998
                                                              ---------    ---------
Computer equipment and software.............................  $ 221,328    $ 260,171
Machinery and equipment.....................................    376,300      304,042
Furniture and fixtures......................................    113,102      172,879
Leasehold improvements......................................     11,467        2,434
                                                              ---------    ---------
                                                                722,197      739,526
Less accumulated depreciation and amortization..............   (427,463)    (496,860)
                                                              ---------    ---------
                                                              $ 294,734    $ 242,666
                                                              =========    =========

 5. LICENSE RIGHTS: LEAK DETECTION PRODUCTS

     In March 1999, the Company purchased, for $100,000 from a third party, the exclusive rights to assemble and distribute the Leak Detection System, in the United States and worldwide, except for Canada. In order to maintain exclusive rights, the Company must purchase a minimum of 2,500 units per year of a key component of the system from the third party. In addition, the Company will pay a royalty of 5% to the third party based on total sales by the Company of the Leak Detection System. Royalty payments escalate 1% for each 1,000 units of sales above 4,000, with a maximum of 10% for units sold over 7,000 per year. The term of the Agreement is for five years. For the year ended December 31, 1999, the Company sold approximately $1,077,000 of such systems and paid net royalties of approximately $50,500. For the year ended December 31, 1999, the Company purchased 2,591 component units from the third party. As of December 31, 1999, the Company had no short-term trade liability to the third party; royalties payable were $3,698.

     In September 1999, the Company purchased for $125,000, from the same third party, the exclusive rights to assemble and distribute a heavy-duty version of the Leak Detection System. The term, royalty, and minimum component purchase requirements are the same as with the standard Leak Detection System

                          MOTORVAC TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 (CONTINUED)

discussed above, except for the price of the key component, and the minimum quantity for component purchases are 1,000. The exclusivity, royalties (5% for all levels of annual sales) and component purchases began January 1, 2000. There were no sales and only nominal component purchases in 1999.

 6. PATENT

     In November 1999, the Company purchased a patent on the TRANSTECH(R) machine from an employee for $100,000. The Company paid $50,000 in cash and issued a short-term, noninterest-bearing note payable for the remaining $50,000. Principal is due on January 15, 2000.

 7. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

     Accounts payable and other current liabilities consist of the following at December 31:

                                                                 1999         1998
                                                              ----------    --------
Accounts payable............................................  $  758,757    $643,365
Accrued employee bonuses....................................     164,000          --
Accrued warranty............................................     126,188     128,565
Accrued vacation............................................     109,243      93,753
Other current liabilities...................................     131,743      88,884
                                                              ----------    --------
                                                              $1,289,931    $954,567
                                                              ==========    ========

 8. BANK LINE OF CREDIT

     The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $1,000,000 , including the issuance of letters of credit and foreign exchange contracts. The line bears interest at prime rate, plus 1.5%. At December 31, 1999, the Company had no outstanding borrowings under this line of credit. The debt agreement specifies certain financial and other covenants. The Company was in compliance with the financial and other covenants at December 31, 1999. The agreement expires August 2, 2000.

 9. COMMITMENTS AND CONTINGENCIES

     Leases -- The Company leases an office and manufacturing facility, and a warehouse under operating leases.

     Future minimum annual payments on the noncancelable facility lease are as follows at December 31, 1999:

Year ending December 31:
  2000......................................................  $187,986
  2001......................................................   195,277
  2002......................................................   199,932
  2003......................................................    16,690
  2004......................................................        --
                                                              --------
                                                              $599,885
                                                              ========

     Under the lease agreement, the Company is required to pay various expenses, including maintenance, insurance, utility costs and property taxes. Rental expense amounted to $240,345 and $177,686 for the years ended December 31, 1999 and 1998, respectively.

                          MOTORVAC TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 (CONTINUED)

     Employment Contracts -- The Company has entered into employment contracts with six officers and employees of the Company. Such contracts provide for minimum annual salaries aggregating $565,000 at December 31, 1999. The contracts have one-year or multiple-year automatic renewals based on the Company's failing to give "Notice of Non-Renewal" sixty (60) days before the expiration of such contracts. In the event of termination of a contract by the Company without cause, the Company would be required to pay continuing salary payments for specified periods in accordance with the contracts.

     Litigation -- The Company is party, in the ordinary course of business, to certain claims and litigation. In the opinion of management, the settlement of such matters is not expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows.

10. PURCHASE COMMITMENTS

     At December 31, 1999, the Company had approximately $877,982 in noncancelable purchase commitments with suppliers. The Company expects to sell all products which it has committed to purchase from suppliers.

11. INCOME TAXES

     The components of the provision for income tax expense are as follows at December 31:

                                                                1999         1998
                                                              ---------    ---------
Current:
  Federal...................................................  $  28,658    $      --
  State.....................................................      9,342        5,558
                                                              ---------    ---------
                                                                 38,000        5,558
Deferred:
  Federal...................................................         --           --
  State.....................................................         --           --
                                                              ---------    ---------
          Total.............................................  $  38,000    $   5,558
                                                              =========    =========

     Taxes on income vary from the statutory Federal income rate applied to earnings before taxes on income taxes as follows at December 31:

                                                                1999         1998
                                                              ---------    ---------
Statutory federal income tax rate (35%) applied to earnings
  (loss) before income taxes................................  $ 503,171    $(132,968)
State income taxes, net of federal benefits.................      6,166        1,079
Change in valuation allowances..............................   (462,065)     119,970
Effects of lower federal income tax rate....................    (14,376)       3,799
Miscellaneous permanent items...............................      6,389        9,758
Other.......................................................     (1,285)       3,920
                                                              ---------    ---------
                                                              $  38,000    $   5,558
                                                              =========    =========

                          MOTORVAC TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 (CONTINUED)

     Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation reserves, are as follows at December 31:

                                                               1999           1998
                                                            -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards........................  $ 2,630,836    $ 3,251,709
  Capitalized costs and credits...........................      531,526        421,600
  Accruals and reserves...................................      203,812        162,267
  Property and equipment..................................       51,064         39,365
  Other...................................................        6,023            556
                                                            -----------    -----------
          Total deferred tax assets.......................    3,423,261      3,875,497
Less valuation allowance..................................   (3,380,830)    (3,870,125)
                                                            -----------    -----------
Deferred tax assets, net..................................       42,431          5,372
  Prepaid expenses........................................      (19,898)        (5,372)
  Other...................................................      (22,533)            --
                                                            -----------    -----------
  Deferred tax liabilities................................      (42,431)        (5,372)
                                                            -----------    -----------
  Net deferred tax asset (liability)......................  $        --    $        --
                                                            ===========    ===========

     The Company has fully reserved for net deferred tax assets whose realization depends on future taxable income. Based on the weight of available evidence, it is more likely than not that all of the deferred assets will not be realized. The valuation allowance decreased by $489,295 during 1999 and increased by $119,970 during 1998.

     As of December 31, 1999, the Company has tax net operating loss carryforwards available to offset taxable income of approximately $7,490,000 and $1,040,000 for federal and state purposes, respectively. The federal and state net operating loss carryforwards begin expiring in 2007 and 1999, respectively. The Company also has federal and California research and development credit carryovers of approximately $41,000 and $18,000, respectively, which begin expiring in 2007.

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

12. NOTES RECEIVABLE FROM COMPANY EXECUTIVES

     The Company has notes receivable from five of its top executives in the principal and accrued interest amount of $83,216 as of December 31, 1999. The proceeds were used by the executives to purchase shares of Company common stock on the open market. The notes, which carry an interest rate of 5.69%, are due at the earlier of three years from date of advance or the date the executive terminates for any reason. The notes are collateralized by the shares purchased. The notes receivable are treated as a contra-equity account in the accompanying balance sheets.

13. STOCK REPURCHASE PLAN

     On September 24, 1998, the Board of Directors announced approval of the repurchase and cancellation of up to 451,492 shares of its common stock, which, at that time, constituted approximately 10% of the Company's outstanding shares. New shares of common stock were reserved for issuance under stock

                          MOTORVAC TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 (CONTINUED)

compensation plans pursuant to which participating directors may elect to receive shares of common stock of the Company in lieu of such directors' annual retainer and meeting attendance fees, and for an employee stock purchase plan for participating employees and officers of the Company. Stock purchases under the repurchase program commenced October 2, 1998, and through December 31, 1999, an aggregate of 61,000 shares of common stock have been repurchased for aggregate consideration of $56,375.

14. STOCK-BASED INCENTIVE PLANS

     Employee Stock Purchase Plan -- The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly stock purchase period. The Company issued 33,196 shares of common stock during 1999 pursuant to this plan at a weighted average price per share of $1.15.

     Director Stock Compensation Plan -- The Company has established a Stock Compensation Plan, the terms of which allow directors to obtain all their compensation with the issuance of shares of the Company's common stock. The issuances are based on prices as of the beginning of each month, for a $1,000 per month fee for each director, and for prices as of the date of each Board meeting, at $750 per meeting. In 1999, 40,422 shares were issued at a weighted average price of $1.37; this includes 11,000 shares issued in 1999 for services earned in 1998.

     Stock Incentive Award Plan -- In 1994, the Company adopted the 1994 Stock Incentive Award Plan (the "1994 Plan"). The Company has reserved an aggregate of 126,400 shares of common stock for issuance under the 1994 Plan. All options were granted at fair market value at the date of grant. On February 9, 1996, the Company's Board of Directors approved the 1996 Stock Incentive Award Plan (the "Incentive Plan") and the 1996 Director Stock Plan (the "Director Plan"). These plans provide for the Company to issue options to purchase up to 550,000 and 50,000 shares, respectively, of the Company's common stock at fair market value on the date of grant. All options granted have been granted in accordance with the provisions of the 1994 Plan and the Incentive Plan. Provisions of the plans call for options to be granted at the estimated fair market value, which is generally the average of the bid and ask price on the date of the grant. As of December 31, 1999, options representing 261,699 shares were exercisable.

     Stock option activity for the years ended December 31, 1999 and 1998 is as follows:

                                                            NUMBER OF      PRICE PER
                                                             SHARES          SHARE
                                                            ---------    --------------
BALANCE, January 1, 1998..................................   357,570     $2.81 to $6.13
Granted...................................................    66,500     $0.75 to $1.88
Options lapsed............................................   (11,061)    $5.10 to $5.38
                                                             -------
BALANCE, December 31, 1998................................   413,009     $0.75 to $6.13
Granted...................................................   249,000     $1.81 to $2.50
Options lapsed............................................   (67,592)    $1.75 to $5.38
                                                             -------
BALANCE, December 31, 1999................................   594,417     $0.75 to $6.13
                                                             =======
Exercisable at December 31, 1998..........................   203,498     $1.75 to $6.13
Exercisable at December 31, 1999..........................   261,699     $0.75 to $6.13

     The Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

                          MOTORVAC TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 (CONTINUED)

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life, 120 months following grant; stock volatility, 78% in 1999, and 77% in 1998; risk-free interest rate, 5.1% to 5.5% in 1999, and 5.5% to 5.6% in 1998;
and no dividends during the expected term. Forfeitures are recognized as they occur. If the computed fair values of the 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $1,271,619 ($0.28 per share) in 1999, and pro forma net loss would have been $512,316 ($0.11 per share) in 1998. However, the impact of outstanding stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1998 and 1999 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

     The following table summarizes information about options outstanding and exercisable at December 31, 1999:

                            OPTIONS OUTSTANDING
                 -----------------------------------------
                                                  WEIGHTED        OPTIONS EXERCISABLE
                                                  AVERAGE    ------------------------------
   RANGE OF        NUMBER         REMAINING       EXERCISE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICE   OUTSTANDING   CONTRACTUAL LIFE    PRICES    EXERCISABLE    EXERCISE PRICE
--------------   -----------   ----------------   --------   -----------   ----------------
$.75 to 1.88..     299,500           8.95          $1.75        26,500          $1.66
2.25 to 4.69..      36,176           7.09           3.51        24,392           3.17
5.10 to 6.13..     258,741           6.14           5.51       210,807           5.44

15. EMPLOYEE RETIREMENT SAVINGS PLAN

     The Company has an Employee Retirement Savings Plan (the Plan) which qualifies under Section 401(k) of the Internal Revenue Code and provides for discretionary matching contributions (as defined) by the Company. As of December 31, 1999, the Company had accrued $31,718 as a matching contribution, representing a 50% match of employee contributions, with such match not to exceed 3% of salaries.

16. CONCENTRATION OF NET SALES

     Approximately 73% of the Company's net sales were made to one customer during each year ended December 31, 1999 and 1998. A decision by this customer to decrease the amount purchased from the Company or to cease distributing the Company's products could have a material adverse effect on the Company's financial conditions and results of operations.

     The Company sells its products through distributors in the domestic (defined as U.S. and Canada) and the international marketplace. The Company sells four primary types of products (% of sales for 1999 and 1998 indicated): vehicle engine decarbonizing machines (33% and 44%), detergent for use in the decarbonizing machines (16% and 21%), vehicle transmission flush machines (41% and 29%), and leak detection systems (7% and 0%); an additional 3% and 6% of sales is for other machines and parts. The sales process is structured geographically between domestic and international. All machine products are produced at, or distributed from, the same plant. The Company's major customers typically purchase all three product types. The Company uses information based on products and geographic location; however, the business activities

                          MOTORVAC TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 (CONTINUED)

are managed as a single segment. For the years ended December 31, 1999 and 1998, net sales by region were as follows:

                                                             YEAR ENDED      YEAR ENDED
                                                            DECEMBER 31,    DECEMBER 31,
                                                                1999            1998
                                                            ------------    ------------
North America.............................................  $13,589,747     $ 8,210,703
South and Central America.................................      336,319         132,850
Europe....................................................      120,704         338,170
Middle East and Africa....................................      208,575         348,273
Asia......................................................      870,943         987,024
                                                            -----------     -----------
                                                            $15,126,288     $10,017,020
                                                            ===========     ===========

                          MOTORVAC TECHNOLOGIES, INC.

                          EXHIBIT INDEX TO FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999

 EXHIBIT
 NUMBER                            DESCRIPTION
---------                          -----------
 3.1(1)    Amended and Restated Certificate of Incorporation.
 3.2(1)    Third Amended and Restated Bylaws, as amended.
 4.1       Reference is made to Exhibits 3.1 and 3.2.
 4.2(1)    Specimen Stock Certificate.
10.1(1)    Letter Agreement dated February 12, 1996, by and among the
           Registrant, Enviromotive, Inc. and International Turbo
           Center, Inc.
10.2(1)+   1996 Stock Incentive Award Plan of Registrant.
10.3(1)+   Form of 1996 Director Nonqualified Stock Option Agreement.
10.4(1)+   Form of 1996 Employee Nonqualified Stock Option Agreement.
10.5(1)+   1996 Director Stock Plan of Registrant.
10.6(1)+   Amended and Restated Employment Agreement dated March 21,
           1996, between the Registrant and Allan T. Maguire.
10.7(1)    Form of Consent to Amendment of Registration Rights
           Agreement and Stock Purchase Warrant and Waiver of Notice
           entered into between the Registrant and each of the holders of Stock Purchase Warrants to purchase Series B Preferred
           Stock.
10.8(2)    Products Distribution Agreement dated May 1, 1996, by and
           between the Registrant and Sun Electric De Mexico, S.A. De
           C.V.
10.9(1)    Transfer Agreement dated October 23, 1995, by and between
           CarbonClean International Ltd. and the Registrant.
10.10(1)   Transfer Agreement dated October 23, 1995, by and between
           MIML and the Registrant.
10.11(1)   Amended and Restated Secured Subordinated Promissory Note
           dated December 31, 1995 in the original principal amount of
           $1,040,000 payable by the Registrant in favor of The WH & NC
           Eighteen Corporation.
10.12(1)   Security Agreement dated August 3, 1995, by and between the
           Registrant and The WH & NC Eighteen Corporation.
10.13(3)   First Amendment to Purchase Agreement dated September 30,
           1996, by and among the Registrant, International Turbo
           Center, Inc., and Enviromotive, Inc.
10.14(5)   Products Distribution Agreement dated December 1, 1996, by and between the Registrant and Snap-on Tools Japan K.K.
10.15(5)   Products Distribution Agreement dated January 6, 1997, by
           and between the Registrant and China Motor-Vehicle Safety
           Appraisal and Inspection Center.
10.16(1)   Products Distribution Agreement dated January 27, 1995, by and between the Registrant and DeCarbon Pty. Ltd.
10.17(1)   Supplier Purchase Agreement dated April 10, 1995, by and
           between the Registrant and Snap-on Incorporated.
10.18(1)   Exclusive Distribution Agreement dated April 10, 1995, by
           and between the Registrant and Snap-on Incorporated.
10.19(1)   Products Distribution Agreement dated November 16, 1995, by and between the Registrant and Automotive Diagnostics.

 EXHIBIT
 NUMBER                            DESCRIPTION
---------                          -----------
10.20(1)   Letter Agreement dated February 12, 1996, by and among the
           Registrant, Enviromotive, Inc., and International Turbo
           Center, Inc.
10.21(1)   Standard Industrial Lease -- Multi-Tenant dated November 29,
           1995, by and between Northern McFadden Limited Partnership, an Illinois limited partnership, and the Registrant.
10.22(4)   Products Distribution Agreement dated March 28, 1996, by and between the Registrant and Cameo (QLD) Pty. Ltd.
10.23(1)+  Employment Agreement dated October 24, 1994, by and between the Registrant and Lee William Melody, as amended as of
           November 3, 1995.
10.24(1)   Employment Agreement dated as of November 20, 1995 by and
           between the Registrant and Michael G. Arkell.
10.25(1)   Offer Letter to Michael G. Hosch dated December 16, 1992,
           from the Registrant, as amended by Memorandum dated March
           21, 1995.
10.26(1)   Form of Indemnity Agreement entered into with each of the
           Registrant's officers and directors.
10.27(1)   Amendment to Stockholders Voting Agreement dated March 8,
           1996, by and among the Registrant, Erin Mills International
           Investment Corporation, George H. David and Robert G. Reese.
10.28(1)   Purchase Agreement dated February 22, 1996, but made
           effective as of December 31, 1995, by and among the
           Registrant, International Turbo Center, Inc. and
           Enviromotive, Inc.
10.29(1)   MotorVac Technologies, Inc. Cash Bonus Plan.
10.30(1)   Letter Agreement dated April 5, 1996, between the Registrant and Shrader Packaging Co., Inc. amending the Exclusive
           Supply Agreement and granting a right of first refusal to
           the Registrant.
10.31(5)   Settlement Agreement and Mutual Release dated January 6,
           1997, by and between the Registrant, DeCarbon Australia Pty.
           Ltd., Carbon Clean Corporation Pty. Ltd., Carbon Tune Pty.
           Ltd., Chris Somas, Roydn Sweet and Jim Litis (collectively
           "DeCarbon").
10.32(5)   First Amendment and Modification to Settlement Agreement and
           Mutual Release, by and between the Registrant and DeCarbon, dated January 4, 1997.
10.33(5)   Second Amendment and Modification to Settlement Agreement
           and Mutual Release, by and between the Registrant and
           DeCarbon, dated January 7, 1997.
10.34(5)   Letter Agreement confirming settlement between the
           Registrant and Lee W. Melody on the one hand, and Robert L.
           Fisher and ETCO on the other hand, dated March 14, 1997.
10.35(3)   Letter Agreement dated September 15, 1996, by and between
           the Registrant and Automotive Diagnostics canceling the
           Products Distribution Agreement dated November 16, 1995,
           along with the Product Labeling Agreement.
10.36(3)   Products Distribution Agreement dated September 15, 1996, by and between the Registrant and Cartek International, Inc.
10.37(1)   Letter Agreement dated as of December 31, 1995, between the
           Registrant and EMIIC amending certain promissory notes and waiving certain defaults thereunder.
10.38(5)   Settlement Agreement and Mutual Release dated March 27,
           1997, by and between Lee W. Melody and the Registrant on the one side, and Robert L. Fisher and ETCO on the other.
10.39(6)   Employment Agreement dated as of November 13, 1997, by and between the Registrant and David P. Nelson.
10.40(6)   Termination Agreement dated as of September 26, 1997, by and between the Registrant and Allan T. Maguire.
10.41(7)+  First Amendment to 1996 Stock Incentive Award Plan of
           Registrant.
10.42(7)+  First Amendment to Form of 1996 Director Non-Qualified Stock
           Option Agreement.

 EXHIBIT
 NUMBER                            DESCRIPTION
---------                          -----------
10.43(7)+  First Amendment to Form of 1996 Employee Non-Qualified Stock
           Option Agreement.
10.44(7)+  1998 Employee Stock Purchase Plan and related offering document.
10.45(7)+  1998 Stock Compensation Plan.
10.46(8)   Credit Agreement with Imperial Bank dated August 4, 1999.
10.47(8)   Manufacturing Agreement.
10.48(8)   Assembly Agreement. (Portions of the exhibit have been
           omitted pursuant to an approval request for confidential
           treatment.)
10.49      Addendum to Assembly Agreement dated as of September 17,
           1999. (Portions of the exhibit have been omitted pursuant to a request for confidential treatment.)
24.1       Power of Attorney. Reference is made to page 24.
27.1       Financial Data Schedule in accordance with Article 5 of
           Regulation S-X.
27.2(6)    Financial Data Schedule in accordance with Article 5 of
           Regulation S-X, restated for year-end 1996 and quarters
           ended June 30, 1996 and September 30, 1996.
27.3(6)    Financial Data Schedule in accordance with Article 5 of
           Regulation S-X, restated for quarters ended March 31, 1997,
           June 30, 1997 and September 30, 1997.

---------------
(1) Previously filed as an exhibit to the Registration Statement on Form SB-2, as amended (No. 333-1866-LA), and incorporated herein by reference.

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

(8) Previously filed as an exhibit to Form 10-QSB for the period ended June 30, 1999, and incorporated herein by reference.

 +  Indicates a management contract or compensatory plan or arrangement.