Form 10QSB
period 2000-03-31
MOTORVAC TECHNOLOGIES INC
filed 2000-05-10
CIK 915846

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

    For the transition period from                    to
                                   -------------------   ---------------------

                        Commission file number: 000-28112


                           MOTORVAC TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


       STATE OF DELAWARE                                         33-0522018
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---     ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                     Date                    Outstanding
-----                                     ----                    -----------
Common Stock, $.01 par value          March 31, 2000               4,528,958

Transitional Small Business Disclosure Format (check one);
Yes    No  X
   ---    ---

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                           MOTORVAC TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                                         MARCH 31,           DECEMBER 31,
                                                                            2000                 1999
                                                                        ------------         ------------
                                                                        (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                           $  2,191,646         $  1,943,586
    Accounts Receivable, net of allowance for doubtful
      accounts of $40,000 (March 31, 2000) and $30,000
      (December 31, 1999)                                                  1,789,594            1,668,395
    Inventories, net of reserve of $204,100 (March 31, 2000)
      and $200,000 (December 31, 1999)                                     2,198,475            2,474,919
    Other Current Assets - including deposits with vendors of
      $198,384 (March 31, 2000) and $109,356 (December 31, 1999)             340,658              204,514
                                                                        ------------         ------------
        Total Current Assets                                               6,520,373            6,291,414

PROPERTY AND EQUIPMENT, net                                                  260,069              294,734

TRADEMARKS AND PATENTS, net of accumulated amortization of
  $1,355,355 (March 31, 2000) and $1,507,741 (December 31, 1999)             335,096              416,702

MARKETING RIGHTS, net of accumulated amortization of $45,000
  (March 31, 2000) and $33,750 (December 31, 1999)                           180,000              191,250

OTHER ASSETS                                                                  58,123               21,133
                                                                        ------------         ------------
                                                                        $  7,353,661         $  7,215,233
                                                                        ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable and Other Current Liabilities                      $  1,171,952         $  1,289,931
    Short-term note payable to employee                                           --               50,000
                                                                        ------------         ------------
         Total Current Liabilities                                         1,171,952            1,339,931

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value; 10,000,000 shares authorized;
    4,528,958 (March 31, 2000) and 4,527,536 (December 31, 1999)
    issued and outstanding                                                    45,290               45,275
  Additional paid-in capital                                              16,556,221           16,561,353
  Employee Stock Loans                                                       (84,420)             (83,216)
  Accumulated Deficit                                                    (10,335,382)         (10,648,110)
                                                                        ------------         ------------
        Total Stockholders' Equity                                         6,181,709            5,875,302
                                                                        ------------         ------------
                                                                        $  7,353,661         $  7,215,233
                                                                        ============         ============

                (See Accompanying Notes to Financial Statements)

                          MOTORVAC TECHNOLOGIES, INC.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                         ----------------------------
                                                          MARCH 31,        MARCH 31,
                                                            2000              1999
                                                         ----------        ----------
NET SALES                                                $3,711,938        $4,053,760

COST OF SALES                                             2,079,616         2,609,430
                                                         ----------        ----------
GROSS PROFIT                                              1,632,322         1,444,330

OPERATING EXPENSES                                        1,341,032         1,170,768
                                                         ----------        ----------
INCOME FROM OPERATIONS                                      291,290           273,562

INTEREST INCOME, NET                                         28,438            11,358
                                                         ----------        ----------
INCOME BEFORE PROVISION FOR INCOME TAXES                    319,728           284,920

PROVISION FOR INCOME TAXES                                    7,000             1,050
                                                         ----------        ----------
NET INCOME                                               $  312,728        $  283,870
                                                         ==========        ==========

BASIC EARNINGS PER SHARE                                 $     0.07        $     0.06
                                                         ==========        ==========

WEIGHTED AVERAGE SHARES USED TO CALCULATE BASIC
  EARNINGS PER SHARE                                      4,528,958         4,464,918
                                                         ==========        ==========

DILUTED EARNINGS PER SHARE                               $     0.07        $     0.06
                                                         ==========        ==========

WEIGHTED AVERAGE SHARES USED TO CALCULATE DILUTED
   EARNINGS PER SHARE                                     4,695,082         4,473,869
                                                         ==========        ==========

                (See Accompanying Notes to Financial Statements)

                           MOTORVAC TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                   -------------------------------
                                                                    MARCH 31,           MARCH 31,
                                                                       2000                1999
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                         $   312,728         $   283,870
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                        136,179             112,599
  Loss on disposal of property                                                              50,000
  Accrued interest receivable from stock loans                          (1,204)
  Net change in operating assets and liabilities:
     Accounts receivable                                              (121,199)         (1,586,269)
     Inventories                                                       276,444            (458,253)
     Other current assets and other assets                            (173,134)           (105,055)
     Accounts payable and other current liabilities                   (117,979)          1,207,362
                                                                   -----------         -----------
       Net cash provided by (used in) operating activities             311,835            (495,746)
                                                                   -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (8,658)           (125,554)
                                                                   -----------         -----------
     Net cash used in investing activities                              (8,658)           (125,554)
                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock                                           (35,722)
  Issuance of common stock                                              30,605              11,000
  Advances to key employees for stock purchases                                             (1,160)
  Proceeds from issuance of notes payable to bank                                          650,000
  Payment of notes payable to employee                                 (50,000)
                                                                   -----------         -----------
     Net cash (used in) provided by financing activities               (55,117)            659,840
                                                                   -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   248,060              38,540

CASH AND CASH EQUIVALENTS, beginning of year                         1,943,586           1,632,605
                                                                   -----------         -----------
CASH AND CASH EQUIVALENTS, end of year                             $ 2,191,646         $ 1,671,145
                                                                   ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid                                                 $        --         $     4,147
                                                                   ===========         ===========

     Income taxes paid                                             $     6,400         $     1,050
                                                                   ===========         ===========

                (See Accompanying Notes to Financial Statements)

    Notes to Unaudited Financial Statements
    (for the Three-Month Period Ended March 31, 2000):

1.  Basis of Presentation

    The information set forth in these financial statements as of March 31, 2000 is unaudited and may be subject to year-end adjustments. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MotorVac Technologies, Inc. (the "Company" or "MTI") for the periods indicated. Results of operations for the interim three-month period ended March 31, 2000 are not necessarily indicative of the results for the full fiscal year.

    Certain information normally included in footnote disclosures to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1999, as filed with the SEC.

2.  Inventories

    Inventories, which include materials, supplies, labor and manufacturing overhead, are summarized as follows:

                                     March 31, 2000    December 31, 1999
                                     --------------    -----------------

        Materials and supplies        $ 1,149,333         $   976,368

        Work in process                    45,163              89,847

        Finished product                1,208,079           1,608,704

        Reserve                          (204,100)           (200,000)
                                      -----------         -----------
                                      $ 2,198,475         $ 2,474,919
                                      ===========         ===========

3.  Basic and Diluted Earnings Per Common Share

    Basic earnings per common share is computed as net income divided by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is computed as net income divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period. Common stock equivalents are excluded from the earnings per share calculation when the effect would be anti-dilutive. The following table reconciles the numerators and denominators used in the computation of both basic and diluted earnings per share:

                                                 Three Months      Three Months
                                                    Ended             Ended
                                                March 31, 2000    March 31, 1999
                                                --------------    --------------
        Basic earnings per share:

          Numerator:
            Net income                            $  312,728        $  283,870
                                                  ==========        ==========

          Denominator:
            Average common shares                  4,528,958         4,464,918
                                                  ==========        ==========

          Basic earnings per share                $     0.07        $     0.06
                                                  ==========        ==========
        Diluted earnings per share:

          Numerator:
            Net income                            $  312,728        $  283,870
                                                  ==========        ==========
          Denominator:
            Average common shares--basic           4,528,958         4,464,918
            Stock option conversion                  166,124             8,951
                                                  ----------        ----------
            Average common shares--diluted         4,695,082         4,473,869
                                                  ==========        ==========
        Diluted earnings per share                $     0.07        $     0.06
                                                  ==========        ==========

4.  Comprehensive Income

    SFAS No. 130 requires that comprehensive income and its components, as defined in the statement, be reported in a financial statement. In accordance with SFAS No. 130, the Company considers all changes in equity from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners, to be comprehensive income. For the quarters ended March 31, 2000 and March 31, 1999, there were no differences between comprehensive income and net income.

5.  Recently Issued Accounting Pronouncements

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

6.  Segment Information

    SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that the Company report certain information about operating segments.

    Approximately 69% and 71% of the Company's net sales were made to one customer during the three months ended March 31, 2000 and 1999, respectively.

    During the three months ended March 31, 2000 and 1999, the Company derived percentages of total sales from its various product lines as follows:

                                              Three Months      Three Months
                                                 Ended             Ended
                 Product Line                March 31, 2000    March 31, 1999
                 ------------                --------------    --------------
        Fuel system cleaning machines               39%             33%
        Transmission cleaning machines              36              48
        Coolant cleaning machines                    5
        Engine leak diagnosis machines               5
        Parts                                        3               1
        Fuel system cleaning detergents             12              18
                                                   ---             ---
                                                   100%            100%
                                                   ===             ===

    The sales process is structured geographically between domestic and international sales. All machine products are produced at, or distributed from, the same plant. The Company's customers typically purchase all five types of machines. The Company uses information based on products and geographic location; however, the business activities are managed as a single segment. For the three months ended March 31, 2000 and 1999, net sales by region were as follows:

                                        Three Months         Three Months
                                           Ended                Ended
                                       March 31, 2000       March 31, 1999
                                       --------------       --------------
        North America                    $3,389,824            $3,810,760
        South and Central America            66,595                53,007
        Europe                                7,072                22,883
        Middle East and Africa               57,049                16,260
        Asia                                191,398               150,850
                                         ----------            ----------
                                         $3,711,938            $4,053,760
                                         ==========            ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         MotorVac Technologies, Inc. (the "Company") designs, develops, assembles and sells the MotorVac CarbonClean System for the diagnosis, maintenance and repair of internal combustion engine fuel systems and the TRANSTECH System for the replacement of automatic transmission fluid. The Company's Automotive Solutions division markets and sells the Carbon Tune System for the rapid cleaning of engine fuel systems, primarily for the automotive after-market quick service industry. The Company also designs, assembles and sells the LeakChek leak detection system for the detection of leaks in automotive systems, and the CoolantClean system for the replacement of coolant. The Company markets and sells its machines and detergents through various distribution channels, both in the United States and Canada ("Domestic") under the tradenames MotorVac, TRANSTECH and Carbon Tune, and outside the United States and Canada ("International") under the tradename CarbonClean.

         Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope" and similar expressions) which are based upon management's current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements. These risks and uncertainties include, among other things, the size and timing of customer orders, the ability of the Company's vendors and suppliers to make timely deliveries, new or increased competition, the risks inherent in the development and release of new products (such as delays, unforeseen costs and technical difficulties), seasonality of product purchases, changes in the market for the Company's products due to technological advances or government regulations affecting the efficiency of automobile engines or the introduction of alternative powered motor vehicles, and the Company's dependence on one major customer.

RESULTS OF OPERATIONS

         Net Sales. Net sales for the three months ended March 31, 2000
         ---------
decreased $341,822 (approximately 8%) to $3,711,938, compared to net sales of $4,053,760 in the three months ended March 31, 1999. This sales decrease was due primarily to lower Domestic sales of TRANSTECH machines and detergents. This decrease was partially offset by sales of new products, primarily coolant machines and leak detection machines.

         For the three months ended March 31, 2000, Domestic sales (exclusive of Automotive Solutions sales) were down 18% to approximately $2,718,000 (73% of net sales), International sales were up 33% to approximately $322,000 and Automotive Solutions sales were up 37% to approximately $672,000 (18% of net sales). For the three months ended March 31, 1999, Domestic sales (exclusive of Automotive Solutions sales) were approximately $3,321,000 (82% of net sales), International sales were approximately $243,000 (6% of net sales), and Automotive Solutions were approximately $490,000 (12% of net sales). Domestic sales declined due to lower sales to the Company's largest customer, Snap-on, Inc., which accounted for 69% of net sales in the first quarter of 2000, compared to 71% of net sales in the first quarter of 1999. The Company believes that the lower level of sales during the quarter are an issue of order timing and are not indicative of weakening longer-term market trends.

         Cost of Sales. Cost of sales for the three months ended March 31, 2000
         -------------
decreased by $529,814 (approximately 20%) to $2,079,616 from $2,609,430 for the three months ended March 31, 1999. The primary reason for the decrease was the sales decrease described above.

         Gross Profit. Gross profit for the three months ended March 31, 2000
         ------------
increased by $187,992 to $1,632,322 from $1,444,330 for the three months ended March 31, 1999. Gross profit, as a percentage of sales, increased 8.4 percentage points to 44.0% from 35.6% for the three months ended March 31, 1999. Approximately 2.3 percentage points of the increase were due to proportionately larger sales of higher-margin products for the three months ended March 31, 2000, compared to the quarter ended March 31, 1999. Approximately 3.3 percentage points of the increase in gross margin were due to decreased warranty costs, and approximately 1.4 percentage points of the increase was due to lower inventory obsolescence costs.

         Operating Expenses. Operating expenses increased by $170,264
         ------------------
(approximately 15%) from $1,170,768 for the three months ended March 31, 1999, to $1,341,032 for the three months ended March 31, 2000. The increase in expenses for the current quarter reflects cost increases in several expense areas, including salary expenses for various sale and administrative functions, bad debt expenses, depreciation, consulting and research and development costs.

         Interest Income, Net. Net interest income increased by $17,080 (150% in
         --------------------
the first quarter of 2000 compared to the first quarter of 1999 due to a higher level of invested funds.

         Net Income. First quarter 2000 net income increased by $28,858 to
         ----------
$312,728 ($0.07 per share) compared to net income of $283,870 ($0.06 per share) reported in the first quarter of 1999, despite lower net sales in 2000 due to the improved gross margins and increased net interest income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance at March 31, 2000 was $2,191,646. Cash of $311,835 was generated by operating activities for the three months ended March 31, 2000. Cash used for investing activities was $8,658. Cash flow used in financing activities for the quarter was $55,117. The net result was an increase in cash of $248,060 for the three months ended March 31, 2000. Working capital as of March 31, 2000, at $5,348,421, increased by $396,938 from the beginning of the period.

         In August 1999, the Company obtained from Imperial Bank a $1,000,000 revolving line of credit, which bears interest of prime plus 1.5% and matures August 2, 2000. The credit availability is subject to a credit agreement which requires the Company to maintain certain financial ratios and levels for working capital, as well as other covenants, conditions and restrictions. At March 31, 2000, the Company was in compliance with all provisions of the Credit Agreement. Credit advances, should they be drawn down, will be secured by receivables, inventory, equipment and other operating assets. The Company did not use the line of credit during the quarter ended March 31, 2000.

         The Company presently expects that current cash resources and the available capacity under the line of credit, together with cash generated from operations, will be sufficient to meet its operating and capital requirements for the next twelve months.

STOCK REPURCHASE PROGRAM

         In September 1998, the Board of Directors announced approval of the repurchase and cancellation of up to 451,492 shares of the Company's Common Stock, which, at that time, constituted approximately 10% of the Company's outstanding shares. Through March 31, 2000, an aggregate of 71,200 shares of Common Stock have been repurchased for aggregate consideration of $92,097. There were 10,200 shares purchased during the quarter ended March 31, 2000, for an aggregate consideration of $35,722.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

             27.1 -- Financial Data Schedule.

        (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MOTORVAC TECHNOLOGIES, INC.,
a Delaware corporation


By: /s/ Lee W. Melody
    ----------------------------------
        Lee W. Melody, President and
        Chief Executive Officer

Date: May 10, 2000


By: /s/ David P. Nelson
    ----------------------------------
        David P. Nelson
        Chief Financial Officer

Date: May 10, 2000

                           MOTORVAC TECHNOLOGIES, INC.

                                  EXHIBIT INDEX


                   27.1 -- Financial Data Schedule.